Form 10QSB
period 1996-09-30
AMERICAN EQUITIES INCOME FUND INC
filed 1996-11-14
CIK 1011583

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB



(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                              For the transition period from                       to

                              Commission File Number:   333-2856

                                American Equities Income Fund, Inc.
                       (Exact name of registrant as specified in its charter)

         Delaware                                                      22-3429295
(State of incorporation)                               (I.R.S. Employer Identification No.)


                       East 80 Route 4, Suite 202, Paramus, New Jersey       07652
                          (Address of principal executive offices)               (Zip Code)

                                        (201) 368-5900
                      (Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports, and (2) has
been subject to such filing requirements for the past 90 days.             Yes     X No

                          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                             PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange act of 1934 subsequent to the
distribution of securities under a plan confirmed by a court.              Yes       No

                                 APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of September 30, 1996, the Company had 1,000 shares of common stock, $1.00 par value, issued and outstanding.

                                              AMERICAN EQUITIES INCOME FUND, INC.


                                                              INDEX


                                                                                     Page(s)

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Balance Sheet as at September 30, 1996                                        3

          Statement of Cash Flows as at September 30, 1996                              4

          Notes to Financial Statements                                                 5

Item 2.   Plan of Operations.                                                         6 - 8

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                             9

Item 2.   Changes in Securities                                                         9

Item 3.   Defaults upon Senior Securities.                                              9

Item 4.   Submission of Matters to a Vote of Security Holders                           9

Item 5.   Other Information.                                                            9

Item 6.   Exhibits and Reports on Form 8-K.                                             9







                                        AMERICAN EQUITIES INCOME FUND, INC.
                                            (A Development State Company)

                                                    BALANCE SHEET
                                                     (Unaudited)

                                                  SEPTEMBER 30, 1996


                                                        ASSETS


Current Assets:
  Republic National Bank                                        $      67
  American Equities Income Fund-Checking                           39,933
  Cash - Escrow                                                    30,000

   Total Current Assets                                                             $  70,000

Other Assets:
  Organizational costs                                             $   8,383

   Total Other Assets                                                                   8,383

   Total Assets                                                                     $  78,383

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Due to American Equities, Inc.                               $  8,383
  Escrow Payable                                                 30,000

    Total Current Liabilities                                                        $  38,383

Stockholders' Equity:

  Common Stock                                                   $  1,000
  Additional Paid-in capital                                       39,000

    Total Stockholders' Equity                                                       $  40,000

    Total Liabilities and Stockholders' Equity                                       $  78,383

See notes to financial statements.


                                        AMERICAN EQUITIES INCOME FUND, INC.
                                            (A Development State Company)

                                                STATEMENT OF CASH FLOWS

                                        FOR PERIOD MARCH 11, 1996 (INCEPTION)
                                               THROUGH SEPTEMBER 30, 1996



CASH FLOWS FROM OPERATING ACTIVITIES
   Increase in accounts payable                                    $  8,383
   Increase in organizational costs                                  (8,383)
     Net cash flows from operating activities                                            -

CASH FLOWS FROM INVESTING ACTIVITIES                                                     -

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                          $ 40,000
   Proceeds from issuance of secured note                            30,000
     Net cash flows from financing activities                                         70,000

NET INCREASE IN CASH                                                                $ 70,000

CASH, BEGINNING OF PERIOD                                                                -

CASH, END OF PERIOD                                                                 $ 70,000



















See notes to financial statements.

                                           AMERICAN EQUITIES INCOME FUND, INC.
                                              (A Development State Company)
                                              NOTES TO FINANCIAL STATEMENTS

NOTE A - FORMATION AND OPERATION OF THE COMPANY

American Equities Income Fund, Inc. (the "Company") was incorporated under the laws of the State of Delaware on March 11, 1996.  The Company is considered to be in the development stage as defined in Financial Accounting Standard No. 7.

The Company intends to be in the business of factoring accounts receivable ("Receivables")
and providing other financial services to client companies.

No statement of operations has been included since there were no operational activities other than the issuance of common stock as presented in these financial statements and accompanying footnotes.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

Accounting records of the Company and financial statements are maintained and prepared on the accrual basis.

Year End

The Company's year end for financial reporting tax purposes is December 31.

Cash Equivalents

For financial statement purposes, with respect to the State of Cash Flows, cash equivalents include time deposits and all highly liquid investments with original maturities of three months or less.  The amount included on the Company's Statement of Cash Flows is comprised of exclusively of cash.

NOTE C - STOCKHOLDERS' EQUITY

The Company is authorized to issue 1,000 shares of common stock at $1.00 par value.  On
March 22, 1996, there were 1,000 shares of common stock issued and outstanding.

The holders of the common stock are entitled to one vote per share on all matters to be voted on by shareholders.

NOTE D - ONGOING SECURED NOTE OFFERING

The Company is currently offering subscriptions for up to an aggregate of $15,000,000 of its secured promissory notes (the "Notes") in denominations of $1,000 each, or any integral multiple thereof.  The Notes will bear interest at 12% per annum, payable interest only monthly, annually or upon maturity, at the option of the investor, with all principal and accrued interest, if any, due on September 30, 2006.  Accrued but unpaid interest will be compounded monthly at the rate of 12% per annum.  The Notes may be accelerated by the
Note Holders on the first day of the fifth, sixth, seventh eighth and ninth years upon six months written notice to the Company.  The Notes will be secured by the Receivables acquired with the proceeds of the offering or funds obtained from the repayment of such
Receivables or any after acquired Receivables.  The Notes are prepayable in whole or in part at any time without premium or penalty.

ITEM 2.                     PLAN OF OPERATIONS


     The Company was formed on March 11, 1996 to be a special purpose corporation in financial services and to acquire and factor accounts receivable.  The Company is a wholly owned subsidiary of American Equities Group, Inc. ("AEG"), which was formed on June 17,
1992 to act as a general partner of partnerships and acquire and factor accounts receivable, lend funds to businesses, engage in leasing transactions and act as a financial intermediary and manager for its special purpose subsidiaries.  AEG is the general partner of one partnership and the parent corporation of six special purpose corporations and will manage the Company's day-to-day affairs.

     The Company intends to acquire accounts receivable ("Receivables") principally from companies in the publishing, printing and general service industries (e.g. firms which have no tangible products but conduct such services as telemarketing and market research).  Based upon the prior performance of AEG in similar investments, an investor can expect that approximately 50% of the purchased Receivables will come from companies engaged in the publishing business, approximately 30% of the purchased Receivables will come from companies engaged in the printing business and approximately 20% of the purchased
Receivables will come from companies engaged in general services businesses.

     On August 27, 1996, the Company's initial public offering of up to $15,000,000 aggregate principal amount (ranging to a minimum of $500,000 aggregate principal amount)
of the Company's ten-year promissory notes (the "Notes") was declared effective by the
Securities and Exchange Commission.  As of September 30, 1996, the Company had raised approximately $30,000, all of which was being held in an interest-bearing escrow account pending receipt of the minimum offering proceeds ($500,000).  Once such minimum offering proceeds are raised the Company expects to begin acquiring Receivables.  The Notes will bear interest at the rate of 12% per annum.  Interest is payable monthly or annually in arrears or upon maturity with the payments due on the first day of the each month or year.
Principal is payable in one payment upon maturity of the Notes.

     Compensation and Fees to AEG

     AEG will receive the following compensation and fees from the Company in connection with this Offering and the conduct of the Company's business.

Recipient(1)                           Nature of Payment                  Amount of Payment

AEG                                    Operations and Overhead          5% of the gross proceeds
                                         Expense Allowance              of the Company's initial
                                                                        public offering or $750,000 if the
                                                                        maximum amount of such offering
                                                                        is sold ($25,000 if only the
                                                                        minimum amount of such offering
                                                                        is sold).

                                        Factoring Fee                   AEG will receive 50% of the
                                                                        factoring fees obtained from
                                                                        acquisition of Receivables
                                                                        during the Company's operational
                                                                        stage.  Such fees will typically
                                                                        equal 7% to 10% of the face
                                                                        amount of the receivables being
                                                                        factored.

                                        Reimbursement of                AEG will receive
                                        Offering Expenses               approximately $32,000 from
                                                                        the gross proceeds of the
                                                                        Company's initial public offering
                                                                        as reimbursement of certain
                                                                        offering expenses advanced by
                                                                        AEG in connection with such
                                                                        offering.

______________________

(1)  While the officers and directors of the Company will not receive any direct compensation from the Company in connection with their services, such officers and directors are officers and directors of AEG and, therefore, will indirectly benefit from the above payments.

     Operations and Overhead Expenses

     AEG will pay all operational and overhead expenses of the Company out of its portion of the fees earned in the factoring of the Receivables, which fee will typically equal 7% to
10% of the face amount of the Receivables being factored.  The Company and AEG will share the fees charged, 50% to the Company and 50% to AEG.  Such costs and expenses to be paid by AEG will include personnel costs, including employee salaries associated with the identification, evaluation, purchasing, monitoring and collection of Receivables; the use of
AEG's accounting and computer systems; and expenses incurred for administrating investor accounts and other administrative services and providing managerial assistance to the
Company.  Any costs and expenses which exceed the amount of fees generated by the factoring of the Company's Receivables shall be paid by AEG out of its own funds.

     AEG shall also receive approximately 5% of the gross proceeds of the Company's initial public offering as an Overhead Allowance.  AEG will receive this one-time fee for preparing all of the necessary systems required in order to provide the Company with a turn-key management program which will eliminate the traditional start-up time of a new company.
AEG has invested a significant amount of time and money to properly staff the various departments that will be required if and when the Company sells the minimum amount of the offering.  In addition, AEG has arranged for the necessary computer systems, banking systems, servicing, collection and tracking operations, credit review facilities, investor services systems, accounting procedures and has procured the necessary office space in order to affectively service and manage the Company's funds and Receivables that it acquires.
Furthermore, AEG has initiated a national marketing effort to arrange for business to be available to the Company once it has raised the minimum amount of the offering.

     There are no known trends, events or uncertainties that are reasonably likely to materially impact the Company's short-term and long-term liquidity or results of operations.
The default rate for all Receivables acquired by AEG and its affiliates is under 10% of such total amount of Receivables.  However, none of such defaults have resulted in loss to AEG or any of its affiliates as such defaults are charged against reserves held by AEG after it receives its fee.

     The Company believes it will be able to satisfy its cash requirements for the foreseeable future.  If the Company desires to acquire additional Receivables beyond those which can be acquired with the proceeds of its initial public offering, it will need to raise additional funds in the following twelve months.  There is no assurance the Company will seek or secure additional funds to acquire additional Receivables.  Management does not believe that investors will be adversely affected if the Company is not able to expand its business by acquiring additional Receivables.

                                                  PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

     None.

Item 2. Changes in Securities

     None.

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          None.

     (b)  Reports on Form 8-K

          None.


                                                         SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has
     duly cause this to be signed on its behalf by the undersigned thereunto duly authorized.



     Date: November 13, 1996                              By:/S/ David S. Goldberg
                                                             David S. Goldberg
                                                             Chief Executive Officer and
                                                             Chief Financial Officer


