Form 10QSB/A
period 1996-09-30
AMERICAN EQUITIES INCOME FUND INC
filed 1997-04-11
CIK 1011583

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A



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



     Date: April 8, 1997                                 By:/S/ David S. Goldberg
                                                             David S. Goldberg
                                                             Chief Executive Officer and
                                                             Chief Financial Officer


