Form 10KSB
period 1996-12-31
AMERICAN EQUITIES INCOME FUND INC
filed 1997-04-16
CIK 1011583

                                         U.S. SECURITIES AND EXCHANGE COMMISSION
                                                 Washington, D.C.  20549

                                                       FORM 10-KSB

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
                                  For the fiscal year ended December 31, 1996

                                  OR
[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from____________ to_____________

                                            Commission file number 333-2856

                                          AMERICAN EQUITIES INCOME FUND, INC.
                               (Exact Name of Registrant as Specified in its Charter)

          Delaware                                                                       22-3429295
(State or other jurisdiction of                                                       (I.R.S. Employer
 incorporation or organization)                                                      Identification No.)

                                                    East 80, Route 4
                                              Paramus, New Jersey             07652
                                  (Address of principal executive offices) (Zip code)

                               Registrant's telephone number, including area code (201) 368-5900

                               Securities registered pursuant to Section 12(b) of the Act:  None
                               Securities registered pursuant to Section 12(g) of the Act: None

        Check whether the Registrant (1) has filed all reports required to be filed by Section
13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2)
has been subject to such filing requirements for the past 90 days.  Yes    X  NO

        Check if there is no disclosure of delinquent filers in response to item 405 of
Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by
reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   X

     The issuer's net revenues for its most recent fiscal year was $41,997.

     The number of shares outstanding of the registrant's Common Stock, $.01 Par Value, as of December 31, 1996 was 1,000 shares.
     Documents incorporated by reference: None
                                                            PART I

ITEM 1.   DESCRIPTION OF BUSINESS

The Company

           American Equities Income Fund, Inc. (the "Company" or "Corporation") was
formed on March 11, 1996 to be a special purpose corporation in financial services and to acquire and factor receivables.  The Corporation is a wholly owned subsidiary of American
Equities Group, Inc. ("AEG"), which was formed on June 17, 1992 to act as a general partner of partnerships and acquire and factor receivables, lend funds to businesses, engage in leasing transactions and act as a financial intermediary and manager for its special purpose subsidiaries.  AEG is general partner of one partnership and the parent corporation of six special purpose corporations and may sponsor other partnerships or special purpose corporations in the future.  AEG also has entered into management agreements with its six special purpose subsidiaries to provide services similar to the services it provides to the
Corporation.

       The Corporation, through AEG, as Manager, engages in the business of factoring accounts receivable (the "Receivables").  Factoring is one of the oldest and most innovative methods of financing, possibly the earliest recorded form of commercial banking, whereby a factor will purchase the Receivables of businesses at a discount from their face value thereby providing such businesses with immediate cash flow.  This financing tool allows a business to put its Receivables to work and allows companies to obtain working capital without taking on new debt or giving up equity.  The result is a streamlining of credit and collection efforts and an enhanced cash flow.  Small businesses are attracted to factoring due to the fact that many small businesses cannot qualify for traditional bank loans and factoring provides them with the immediate cash they need to operate and grow without having to rely on the typical repayment terms of 30, 60, 90 days or longer.  As businesses grow, factoring can serve a vital need of providing cash flow.  An increasing number of smaller to mid-size companies are turning to factoring as a cash management tool.  Large companies routinely factor their invoices to speed up cash flow and smaller businesses are beginning to take advantage of this financial option.

       The Corporation believes that there is a great demand for financing through the factoring of receivables in the United States due to the increased regulation of banks and the tightening of lending criteria, which the Corporation and AEG expect will continue for the next several years.  Accordingly, the Corporation believes that many small and medium sized companies are precluded from borrowing from traditional banks and financial institutions due to their net worth, size, industry type or years in business; even though their receivables may be of high quality.  For example, a small manufacturing corporation may sell its products to a Fortune 500 corporation which would pay the seller on 30 or 60 day terms.  This receivable may be desirable from a credit standpoint regardless of the financial condition of the firm that generated it.  AEG's target market is companies requiring cash flow for expansion purposes that do not have the ability to borrow from banks due to size or the number of years in business.

  Industry Overview

       The factoring business has become highly fragmented over the past decade largely due to the economic expansion of the mid-1980's and the subsequent commercial credit crunch a few years later.  It is estimated that the amount of accounts receivable factored in the United
States exceeds $62 billion annually.  Most of this volume (approximately $50 billion in 1993 reflects the activity of the 13 largest factoring companies.  60% of the factoring companies in the United States today account for approximately 3% of the total factoring volume.  These companies typically factor less than $50 million annually.

       During the past fifteen years factoring has become more readily available to small and medium-sized businesses than traditional bank lending.  To obtain bank financing today, companies generally need to (i) produce audited financial statements demonstrating profitable operations, (ii) possess a strong collateral basis including equipment, real estate and other hard assets, and (iii) maintain a debt/equity ratio of 2:1 or better, depending on the industry.

      Many growing enterprises fail to meet bank criteria.  By contrast, a commercial business becomes a reasonable factoring prospect so long as it can demonstrate (i) that is has an unencumbered portfolio of Receivables payable by credit worthy obligors, (ii) that it has the margins necessary to absorb the factoring fees, and (iii) that factoring will, in fact,
improve the company's cash position and enable it to accommodate increased sales.       In
addition to providing funds for growth and expansion, factoring also provides a practical transition tool for restructuring long-term financial arrangements, such as unfavorable or overly restrictive bank relationships.  Furthermore, numerous young businesses rely on factoring to help them reach the point where they become viable candidates for less expensive bank financing or equity financing.

  American Equities Group, Inc., as Manager

       Management of the Company's day-to-day affairs is provided by AEG, pursuant to a management agreement by and between the Corporation and AEG (the "Management
Agreement").  AEG is a rapidly growing, national, accounts receivable financing organization.  Since 1992, AEG and its Affiliates have provided more than $40 million of financing to businesses through a highly diversified and qualified portfolio of Receivables.

       The Corporation seeks to purchase Receivables primarily of small to medium-sized corporations with sales between $500,000 and $10,000,000 annually.  Pursuant to the
Management Agreement, AEG, as Manager, will purchase the Receivables from clients and assigning them to the Corporation.  AEG, as Manager for the Corporation, will also service and collect the Receivables.  The Corporation's day-to-day affairs, including but not limited to, marketing its accounts receivables program to new business, evaluating the quality and credit of the Receivables and clients and their obligors, determining which Receivables are to be purchased, effecting Receivables purchases, collecting upon the Receivables for the account of the Corporation, effecting the disbursement of funds to clients and preparing checks for the Corporation for interest and principal payments on the Notes and mailing such checks to Note Holders with statements of account, will be performed by employees of AEG.
Typically, Receivables are purchased only after investigation of the creditworthiness of the company selling the receivable and the company that is obligated on the Receivable, combined with the subjective assessment by AEG's personnel.  In making such investigation,
AEG, as Manager for the Corporation, considers many factors such as the type of business that generated the Receivable and the risk of loss based upon potential non-performance.
AEG primarily acquires verifiable Receivables where all events have occurred necessary for the Receivable to become an obligation of a company not subject to rejection of goods or other circumstances.  See "Acquisition of Receivables" below.

       The Receivables acquired by each of AEG's affiliates (each an "Affiliate") are kept separate from one another to offer additional security.  Although each Affiliate has the ability to participate in the overall clientele of AEG, all funds are segregated.  This is accomplished by the establishment of separate bank accounts.  AEG's accounting staff then identifies and separately maintains the specific Investor funds that purchased a particular Receivable.
Therefore, as Receivables are collected, monies should be deposited directly into the Affiliate which acquired those Receivables.  AEG assigns the Receivables to each participating fund via a formal assignment and such Receivables are secured by the filing of UCC-1 financing statements in appropriate jurisdictions.

       AEG seeks a hands-on approach to management.  Separate management departments have been established by AEG to provide what AEG believes to be the most efficient service possible to the Corporation's clients.  AEG believes that in the past an effective level of customer service has been achieved while maintaining the checks and balances necessary in operating each client.  Each department is headed by a manager who reports directly to the
President and CEO.  Weekly manager meetings are held in order to keep the entire management staff focused, organized and prioritized.  In addition, the Corporation's computer systems are password- protected at several levels and redundant systems have been set up for maximum assurance of security and for the highest level of quality control.
The Corporation and AEG will share the fees charged, 50% to the Corporation and 50% to
AEG.  AEG will pay all overhead, expenses, and salaries from its portion of the fees as relates to the ongoing businesses, except for legal, accounting, filing fees, taxes and other administrative expenses related to the Corporation.  See "PLAN OF OPERATIONS."  AEG will defer its fee if funds are insufficient to pay interest and/or principal as it comes due.
The portion of the Corporation's net revenue not paid to the Note Holders, if any, is generally retained by the Corporation and utilized to acquire additional Receivables.
Dividends to the parent corporation, AEG, may only be paid to the extent of such retained amounts; provided, that after the payment of any dividends the Corporation's basis in its
Receivables plus cash on hand (less any liabilities) exceeds the face amount of all Notes outstanding.
                                             -3-
  Marketing

       AEG markets its accounts receivable program through direct mail campaigns, industry publications and newspaper advertisements as well as referrals from existing clients, accountants, attorneys and other professionals.  AEG and/or the Corporation may in some cases pay a portion of their fees to third parties as finder's fees for locating receivables for purchase.  This is a common practice in the industry as a method of securing business.  AEG will acquire Receivables related to most industries; however, AEG has developed a niche market in acquiring Receivables from periodicals.  Such Receivables are typically those of national advertisers with substantial creditworthiness.  AEG has many industry contacts and relationships which refer business to AEG.

  Acquisition of Receivables

       AEG will concentrate its purchase of Receivables in publishing, printing and general services industries (e.g. firms which have no tangible products but conduct such services as telemarketing and market research).  AEG believes that these are industries that can best utilize the comprehensive services of AEG which include back office functions such as credit checks, billing, reporting and collections.  AEG, as Manager, has established certain criteria for determining if a potential client's Receivables meet AEG's investment goals.  These criteria consists of many qualitative and quantitative factors that AEG will consider and review in each case.  See "Qualitative Factors" and "Quantitative Factors" below.  These factors have been designed  based on the current and overall returns historically sought by
AEG in structuring and purchasing Receivables similar to those to be purchased and assigned to the Corporation.  AEG may from time to time re-evaluate and modify such criteria.
Typically, AEG will review the financial viability of the entity desiring to finance
Receivables or borrow funds based upon its receivables.  AEG will utilize TRW, Dun &
Bradstreet or other services to determine whether or not the client is in a position to factor its receivables and to assess the creditworthiness of client's account debtors.  In addition to the standard underwriting practice, UCC searches will be conducted to determine whether or not the client had previously encumbered its receivables, as well as to determine if any tax liens or judgments are outstanding against the client.  AEG reviews a prospective client's aged receivables report, operating reports and history of the firm and confers with the prospective client's major customers to determine quality of the prospective client's Receivables and to establish collection procedures.  AEG has established credit systems to ensure that acquired
Receivables are valid obligations, which are not in dispute.  Such systems include a sign off and confirmation forms of goods delivered and/or services rendered, shipping verification and order checking.  In some instances, AEG pays vendors, such as printers in the magazine industry, directly to ensure that the funds are properly utilized and the product is completed and ready to be shipped or sold on time.  By providing the vendor with the cash payment directly rather than the client, the vendor receives a greater degree of comfort.  When dealing with clients in the publishing industry, AEG will often purchase a client's entire issue of magazines rather than simply all of its Receivables.  In this way AEG is able to ensure the distribution of such issue, which in turn ensures payment on such Receivables.

       Qualitative Factors

       The major qualitative factors included in the Corporation's guidelines for acquiring
Receivables are the client's account debtor's prior payment performance, the current financial position of the client and the account debtor, the client's current market position, the client's management and the general fit of the Receivables with the Corporations's target profile.

            Payment Performance of Obligors.  One of the most important criteria used by
AEG in determining the desirability of the client's Receivables is the prior payment history of such client's account debtors.  In the case of a new account debtor with which AEG is not acquainted, AEG requires aged receivables reports of Receivables in order to determine past payment record of the account debtor.  If only limited information is available regarding the aging of an account debtor's payment record, the Corporation may still decide to purchase the Receivables but this fact may affect the final advance rate which AEG feels appropriate based on the risk involved.

            Current Financial Position.  Historic and current operating performance of clients are important when considering the acquisition of Receivables.  The Corporation analyzes the profitability of the client by reviewing its profit and loss statements, tax returns, supplier contracts, receivables aging and other necessary documentation along with in-depth personal interviews with the principals of the company.  One of the most important aspects of this review is the ability of the client to properly produce and/or deliver the product or service represented by the Receivable.  In addition, the client should be able to demonstrate that it enjoys sufficient margins to absorb the factoring fees, that factoring will enable it to expand sales or reduce expenses and that factoring will enhance its overall financial position.  In purchasing Receivables, the Corporation anticipates that in most cases clients will have positive cash flow from operations and will be profitable or nearly profitable.

            Current Market Position.  Market opportunity for a client is also an important factor in the acquisition of Receivables.  A potential client should exhibit a substantial opportunity for growth in its revenues through (1) favorable growth characteristics of the markets it serves, (2) expanding into new markets or (3) growing its revenues through capturing greater market share within a particular market.  A client must be able to demonstrate that it can produce and deliver its products or services that it sells in a timely fashion.

            Management.  The client's management team is another crucial factor impacting the decision to acquire Receivables.  The Corporation will seek potential clients having management teams with integrity that possess the experience and skill required to accomplish the client's near term objectives.  The management team's commitment to a client is also critical to success.  The Corporation will expect that a client's management will own or have the right to acquire a significant ownership position in the client or have another benefits package that rewards management based upon performance.  The Corporation also looks to see if management of a potential client has committed substantial personal financial resources to the client.

            General Fit with Corporation's Target Profile.  AEG's general target profile is a business that desires to finance its Receivables to generate cash flow in order to grow and/or expand its business.  The prospective client must demonstrate the ability to utilize the proceeds of factoring Receivables to the benefit of such growth or expansion.  Current cash flow should be positive or the prospect must demonstrate that with the enhancement of account receivable financing the client's cash flow will be positive.  AEG seeks to acquire
Receivables from companies with sales volume of between $500,000 and $10,000,000.
Generally, AEG would consider financing a business if the management of AEG believes that the services it would provide a client would enhance the growth of that client; the client demonstrates that it could deliver qualified Receivables and provide its good and services to
its clientele as per its agreements and its management team appears to be sound.       If at
any time after AEG enters into a Purchase Contract with a client, that client experiences adverse financial difficulties, then AEG has the right to terminate its agreement and not continue financing the Receivables of that client.  Additionally, if a client has breached any of its obligations to AEG including, but not limited to, providing AEG with a valid
Receivable for services rendered or goods delivered, AEG has the right to terminate the agreement.  Furthermore, AEG has the right to purchase but not advance funds on any invoice presented which might be questionable or not credit-worthy at the discretion of AEG.

       Another factor that AEG considers when evaluating a potential client is whether the client can show that it can successfully address such problems as outstanding trade debt within a reasonably short period of time.  AEG also looks at a client's long-term debt obligations.  Such debt will not necessarily preclude a factoring relationship so long as AEG can effectively negotiate its priority security position with other creditors.

       Quantitative Factors

            The quantitative factors included in the Corporation's criteria are (1) Receivable concentration limits, (2) restrictions regarding purchasing receivables from companies involving Affiliates and (3) the prior payment performance of a client's account debtors.

            Receivables Concentration.  AEG generally directs its purchasing efforts toward small and medium sized companies that have Receivables with good payment histories.
Generally, AEG attempts to purchase between $50,000 and $500,000 of Receivables from any particular client in any given month, but AEG is not limited in the amount of
Receivables it can purchase from any one client.  AEG has the right not to acquire or advance funds on any Receivables it deems a concentration risk.  Typically, if a client's account debtor represents more than 15% of the total outstanding Receivables of a client's portfolio, additional Receivables of such account debtor will be scrutinized prior to acquisition to avoid concentration problems.  The Corporation will not acquire Receivables if such Receivables, when added to Receivables previously acquired and not collected upon from any one account debtor, or group of related account debtors, would equal or exceed
10% of the Corporation's Receivables.  The Corporation will concentrate in the purchasing of Receivables from companies in particular industries such as the publishing, printing or general service industries.

            Purchase of Receivables from Affiliates.  AEG will not purchase Receivables from any Affiliate.

            Past Performance of Account Debtors.  AEG will require aging reports of
Receivables in order to determine past payment record of the account debtor.  AEG reserves the right not to acquire any Receivable it deems unacceptable.  This would include any account over 90 days past due or a recurring account showing a history of late payments or multiple disputes.

                                            *         *         *

      Assuming the client meets AEG's and the Corporation's standards, the Corporation will acquire, or factor or lend against the Receivables.  The Corporation will enter into a purchase or factoring agreement (a "Purchase Contract") with the client which will typically provide that all of the client's receivables would be pledged or sold to the Corporation for a cash advance payment of 65% to 80% of their face amount with the balance (the "Deferred
Portion") being due to the client upon collection.  Such advance rate, as well as the fee to be charged, are negotiated and determined based upon the relative risk of the Receivables.  For instance, for Receivables purchased from a client whose account debtors have a history of slow payment or multiple disputes, AEG may provide for an advance rate of only 50-60% of the face amount of the Receivables in order to ensure that it collects its fee.
       Each Purchase Contract provides terms and conditions of the purchase including charge backs, representations, term and a penalty charge for early termination.  Each Purchase
Contract also contains a provision that is executed by the principals of the client and which provides that any funds wrongfully collected by the client will be held in trust for the
Corporation.

         AEG has developed a system for placing Receivables with its different pools of capital which it applies to the funds raised by the Corporation in its initial public offering.
Each pool managed by AEG acquires definitive receivables on a rotating basis based upon each pool's availability of funds.  In this manner, pools which have sufficient funds available for the purchase of Receivables receive the first opportunity to purchase new Receivables.
This ensures that no one pool receives preferential treatment in the purchase of Receivables.
All pools and Receivables are accounted for in AEG's financial accounting programs which were developed by AEG.  Each fund has separate bank accounts and funds are not commingled for any purpose.  AEG, in managing the pools, maintains corporate separateness for each Affiliate in order to afford the maximum amount of protection to investors.

       The Corporation will typically charge 4% to 10% of the face amount of the
Receivables as a fee.  The Corporation will have the right to offset against the deferred portion for any Receivables paid for and not collected including the Corporation's fees.
Additionally, the client would be obligated for any advances made (plus the fee due the
Corporation).

         Receivables acquired by AEG for its other Affiliates are typically due upon delivery of goods and services and are considered late after thirty (30) days.  If an account debtor has outstanding invoices more than 90 days, AEG will not advance funds on that newly presented invoice.  No pre-defined credit limit is established for any one account debtor.  Credit limits for account debtors are dealt with on a per amount basis and is determined by the credit-worthiness of that particular account debtor, its history with AEG, its history with its service or product provided, the total amount of outstanding invoices and the amount of those invoices compared to the total amount of Receivables outstanding of the client.  Receivables generally vary in size from $1.00 to $25,000, with an average of approximately $5,000.

  Monitoring the Receivables

       Once the accounts receivable department of AEG has approved a batch of Receivables as to their creditworthiness and completeness and those Receivables are subsequently purchased, they are entered into AEG's monitoring system and the collection department reviews aging of all Receivables owned by AEG and its Affiliates on a weekly basis.  There is currently a staff of six (6) employees including one manager of that department.  The staff calls on all account debtors over 30 days past due to determine if any problems exist or when payments will be made.  Statements are sent to all account debtors monthly and summary statements showing account debtor's aging is shown to each client monthly.

  Customer Service

       AEG also provides customer service to its clients.  Such value-added services include such critical accounts receivable support as customer credit analysis and approval, invoice handling, collection, posting, accounting and reporting.  AEG believes that for many businesses, the desire to obtain these services actually drives the decision to factor.  AEG generates computer records on each account Receivable pool and aging of such pools of receivables which can be accessed and reported on to clients.  These reports allow AEG's clients to monitor collections activity and cash flow.  In addition, AEG acts as a back office for many of its clients by overseeing their billing and collection efforts.  By using AEG as their credit, billing and collection departments, clients can save money that would have otherwise been used to hire additional personnel to provide such office services.

       AEG's services also help a client determine which companies it should extend credit to based upon financial information AEG can access as well as payout history from those companies.  AEG has nine employees dedicated to customer service of its Affiliates.

       The Corporation will not engage in any business other than as set forth above and
AEG, as Manager, will prohibit the Corporation from incurring any liabilities.  AEG will handle all administrative matters and employ the necessary personnel.  All Receivables acquired by the Corporation will either be owned by the Corporation or subject to UCC-1
Financing Statements filed against the client in favor of the Corporation.  Although AEG may sponsor other special purpose corporations or partnerships in the future or raise funds and acquire receivables itself, all transactions will remain strictly segregated.

  Perfection of Security Interest

       AEG acquires the Receivables from its clients pursuant to a Purchase Contract.  The client also executes UCC-1 financing statements against all the Receivables of the client and in some instances other assets of client.  If a search indicates the existence of any liens covering a client's Receivables, AEG will not enter into a Purchase Contract without first obtaining subordinations, terminations and/or releases from the appropriate secured parties.
Depending upon the perceived risk relating to the payment of the Receivables and the availability of the client's assets, such payment may be secured by the factored Receivables only, all of the client's Receivables, whether factored or not, or by the client's Receivables and other business assets.  In some cases, AEG will also require the personal guarantees of the client's principals as additional collateral.

         Because of the ongoing nature of the acquisition and collection on Receivables, the
Corporation will not file UCC-1 financing statements delineating the Corporation as an assignee, but rather a written assignment will be executed between AEG and the Corporation specifically identifying the assigned Receivables.  Nevertheless, if the security interests in collecting of receivables are not properly perfected or assigned or if Receivables cannot be separately identified, it is possible that a court could find that the Note Holders were general unsecured creditors of the Corporation and/or AEG.

  Collections

            Pursuant to the Purchase Contract the Corporation will generally file a "doing business as" certificate, or d/b/a, in the jurisdiction of the client's principal place of business with a name similar to the client's name indicating that the Corporation will be doing business under a name similar to that of the client for the purpose of collecting the client's
Receivables.  All funds remitted on the purchased Receivables are paid directly to the
Corporation under the assumed name and are deposited into a separate bank account under such assumed name.  Accordingly, funds are never commingled with AEG or funds of other clients of the Corporation.

         In the event Receivables are not paid when due, AEG will diligently act to collect on
Receivables through its staff of collectors.  The first stage of collection involves letters and telephone calls to the non-paying account debtor.  If AEG is unsuccessful in collecting, it utilizes law firms and national collection organizations.  AEG has established relationships

                                             -9-
with several national law firms that specialize in collecting delinquent receivables and AEG will aggressively collect all such receivables.  In the past, under 10% of all Receivables managed and owned by AEG have gone to outside collection agencies.  The results of sending Receivables to collection agencies generally do not affect AEG, and should not affect the payment of interest and principal to the Corporation's investors, due to the fact that any defaults on Receivables are charged against the reserves after AEG has collected its fee.

  Banking

        The Corporation will maintain its banking accounts at a major money center bank.
Currently the Corporation's bank sends a courier to AEG each day for deposit of funds.
Pending acquisition of Receivables, funds are kept in checking accounts which are both interest bearing and non-interest bearing.

  Reports and Investor Services

       The Corporation and/or AEG will provide the Corporation's investors with unaudited quarterly balance sheets and activity reports and annual audited financial statements as soon as possible after the end of the respective quarter or year.

       AEG, as Manager for the Corporation, will prepare all interest payment checks and handle all investor inquiries including change of ownership requests.  In addition to financial statements, periodic reports will also be generated.

  Employees

       As of December 31, 1996, there were twenty-five (25) employees of AEG available to work on the business of the Corporation and its Affiliates, nine (9) of whom are management and sixteen (16) of whom are administration.  The loss of the services of key employees would materially adversely affect the business of the Corporation.

       The staff of AEG's accounts receivable management department consists of four (4) full time personnel, including the manager of the department.  The staff will make evaluations as to credit, history and completeness and present these findings to the manager who must approve the batch of invoices prior to submitting the request for funding to senior management.  Once the request for funding has been submitted to senior management, additional review takes place and will require sign off of the President and CEO of AEG.
This review consists of an overall assessment of the client's status which is supplied on a form submitted to senior management known as a "Request for Funding" form.  This form will show the details of that particular batch of Receivables, including total Receivables presented, total Receivables approved, an explanation for any differences and a recommendation for funding or not and a breakdown of the fees that would be sent to the client.  Furthermore, the client's total account summary, including total Receivables, total reserve and total exposure to the client is documented.  Once the President and CEO approve

                                             -10-
the transaction, the form is forwarded to AEG's accounting department.  The accounting department of AEG consists of four (4) full time personnel including the controller who is the manager of that department.  The accounting department, with the approval of the controller, will arrange for the advancing of funds to the client and will arrange for the proper accounting of the transaction in the Corporation's general ledger system.  AEG's employees will perform similar functions on behalf of the Corporation's Affiliates.  AEG has
$2,000,000 key- man life insurance on each of David Goldberg and Steven Socha.

ITEM 2.   DESCRIPTION OF PROPERTIES

       The Corporation shares office space with AEG.  AEG believes that the facility is adequate for its immediate and near-term needs and does not anticipate the need for significant expansion in the near future.

ITEM 3.   LEGAL PROCEEDINGS

       Neither the Corporation nor AEG is currently a party to any material litigation, nor to the knowledge of management, is there any material litigation threatened or contemplated against the Corporation or AEG.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None

                                                 PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

       No public trading market currently exists for the Corporation's common equity.  As of
March 30, 1997, the Corporation had one holder of record for its shares of common equity.

  Dividend Policy

       The Corporation has never paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future, but rather intends instead to retain future earnings, if any, for reinvestment in its business.  The Corporation has agreed not to pay dividends, or make distributions on its stock or purchase, redeem, or otherwise acquire or retire any of its stock if (a) an Event of Default exists under any of the Notes or (b) it would reasonably appear that after any such action the Corporation would not have sufficient funds to avoid an Event of Default within six (6) months of such action.  In addition, dividends to AEG may only be paid to the extent of such retained amounts; provided, that after the payment of any dividends the Corporation's basis in its Receivables plus cash on hand (less any liabilities) exceeds the face amount of all Notes outstanding.  Any future

                                             -11-
determination to pay cash dividends will be in compliance with the Corporation's contractual obligations, and otherwise at the discretion of the Board of Directors and based upon the
Company's financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION

  General

            The Corporation was incorporated on March 11, 1996 and did not commence business operations until October 1996, when it completed the first closing on its initial public offering ($776,000).  To date, the Corporation has purchased over $4,883,433 of
Receivables.

Results of Operations

     Revenues

       From inception through December 31, 1996, the Corporation generated $41,977 of revenues, all of which were generated by the factoring of Receivables.  The Corporation's ability to generate substantial revenues in the future will depend upon its success in raising additional funds from its initial public offering.  See "Initial Public Offering" below.

     Operating Expenses

       AEG pays all operational and overhead expenses of the Corporation out of its portion of the fees earned in the factoring of the Receivables. Such fee typically equals 4% to 10%
of the face amount of the Receivables being factored.  The Corporation and AEG share the fees charged, 50% to the Corporation and 50% to AEG.  Such costs and expenses to be paid by AEG include personnel costs, including employee salaries, associated with the identification, evaluation, purchasing, monitoring and collection of Receivables; the use of
AEG's accounting and computer systems; and expenses incurred for administrating Investor accounts and other administrative services and providing managerial assistance to the
Corporation.  Any costs and expenses which exceed the amount of fees generated by the factoring of the Corporation's Receivables shall be paid by AEG out of its own funds.

       AEG shall also receive approximately 5% of the gross proceeds of the Offering as an
Overhead Allowance.  AEG will receive this one-time fee for preparing all of the necessary systems required in order to provide the Corporation with a turn-key management program which will eliminate the traditional start-up time of a new company.  AEG has invested a significant amount of time and money to properly staff the various departments that are required by the Corporation.  In addition, AEG has arranged for the necessary computer

                                             -12-

systems, banking systems, servicing, collection and tracking operations, credit review facilities, investor services systems, accounting procedures and has procured the necessary office space in order to affectively service and manage the Corporation's funds and
Receivables that it acquires.  Furthermore, AEG has initiated a national marketing effort to arrange for business to be available to the Corporation.

       In addition, the Dealer Manager will receive (i) sales commissions of up to 7% of the
Offering price, (ii) a due diligence and non-accountable expense of up to 1% of the Offering price and (iii) a Dealer Manager fee of .5% of the Offering price.  Assuming that the maximum amount of the Offering is sold, such fees and commissions would equal
$1,050,000, $150,000 and $75,000, respectively.

       The Trustee of the Corporation's Trust Indenture shall be entitled to a annual fee of
$4,000 in consideration for his services as Trustee of the Corporation's Indenture and may be
entitled to additional compensation in the event of a default under the Indenture.

       Compensation and Fees to AEG

       AEG received or will receive the following compensation and fees from the
Corporation in connection with the Corporation's initial public offering (the "Offering"), which is continuing, and the conduct of the Corporation's business.

  Recipient(1)        Nature of Payment        Amount of Payment

       AEG            Operations and Overhead  5% of the gross proceeds of the Offering or
                      Expense Allowance        $750,000 if the Maximum is sold.

                      Factoring Fee            AEG will receive 50% of the factoring fees
                                               obtained from acquisition of Receivables during the
                                               Corporation's operational stage.  Such fees will
                                               typically equal 4% to 10% of the face amount of the
                                               receivables being factored.  To date, AEG has received
                                               an aggregate of $113,192 in factoring fees.

                      Reimbursement of         AEG will receive approximately $32,000 from the
                      Offering Expenses        gross proceeds of the Offering as reimbursement
                                               of certain Offering expenses advanced by AEG in
                                               connection with the Offering.

______________________

  (1)  While the officers and directors of the Corporation will not receive any direct compensation from the Corporation in connection with their services, such officers and directors are officers and directors of AEG and, therefore, will indirectly benefit from the above payments.
                                             -13-
       Initial Public Offering

       On August 17, 1996, the Securities and Exchange Commission declared the Company's initial public offering of 12% promissory notes effective.  As of April 11, 1997, the
Company has raised an aggregate of $4,483,000.  The Company anticipates raising the entire
$15,000,000 being offered under the Offering by August 17, 1998.

  Liquidity and Capital Resources

       Despite the Company's developmental nature, the Company does not suffer from a shortage of liquidity due to the fact that under its Management Agreement with AEG, AEG pays all of the Company's overhead expenses.  See, "Operating Expenses" above.  Those limited expenses that the Company is responsible for are paid out of funds generated by the
Company's operations.  The Company does not anticipate having to raise additional funds within the nest 12 months beyond those funds to be raised in the Offering due to the nature of the factoring business in general (i.e., funds are turned over between 4 and 5 times a year).

       As of December 31, 1996, the Company had working capital of $2,168,071 and
$1,251,849 in cash.  Accounts receivable for the Company were $582,508 at December 31,
1996.  Accounts receivable are expected to increase significantly by the end of the
Company's current fiscal as more funds are raised by the Company's ongoing initial public offering.

  Plan of Operations

       The Corporation intends to acquire Receivables principally from companies in the publishing, printing and general service industries (e.g. firms which have no tangible products but conduct such services as telemarketing and market research).  Based upon the prior performance of AEG in similar investments, an Investor can expect that approximately
50% of the purchased Receivables will come from companies engaged in the publishing business, approximately 30% of the purchased Receivables will come from companies engaged in the printing business and approximately 20% of the purchased Receivables will come from companies engaged in general services businesses.

       There are no known trends, events or uncertainties that are reasonably likely to materially impact the Corporation's short-term and long-term liquidity or results of operations.  The default rate for all Receivables acquired by AEG and its Affiliates is under
10% of such total amount of Receivables.  However, none of such defaults have resulted in loss to AEG or any of its Affiliates as such defaults are charged against the Client's reserve after AEG receives its fee.

       The Corporation believes it will be able to satisfy its cash requirements for the foreseeable future.  If the Corporation desires to acquire additional Receivables beyond those

                                             -14-

which can be acquired with the proceeds of the Offering, it will need to raise additional funds in the following twelve months.  There is no assurance the Corporation will seek or secure additional funds to acquire additional Receivables.  Management does not believe that investors in the Offering will be adversely affected if the Corporation is not able to expand its business by acquiring additional Receivables.

ITEM 7.   FINANCIAL STATEMENTS                                                Page Number

Financial Statements:
       Independent Auditor's Report                                               F - 1
       Balance Sheet as of December 31, 1996                                      F - 2
       Statement of Income for the year ended December 31 1996                    F - 3
       Statement of Stockholders' Equity for the year ended December 31, 1996     F - 4
       Statement of Cash Flows for the year ended December 31, 1996               F - 5
       Notes to the Financial Statements                                          F - 6-7
       Schedule to Income Statement                                               F - 9

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

       None











                  (The remainder of this page has been intentionally left blank)






                                           PART III


ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a)

  Officers and Directors

       The Corporation is wholly-owned by AEG.  The Corporation's business will be managed by AEG and the Corporation's officers and directors.  The following persons are the officers, directors and shareholders of AEG and officer and directors of the Corporation:

                 Name                Age            Position

       Phillip C. Goldstick          65             Director and Chairman

       David S. Goldberg             35             CEO, Secretary, Treasurer and
                                                    Director
       Stephen A. Socha              42             President and Director

        Set forth below is a brief background of the executive officers and directors of the
Corporation, based on information supplied by them:

       Phillip C. Goldstick has served as a Director and Chairman of the Board for the
Corporation since its inception and of AEG since 1992.  Since 1975, Mr. Goldstick has served, and continues to serve, as the Chairman of G Equity Investment Group, Ltd., an
NASD Broker- Dealer which will not participate in the Offering.  Mr. Goldstick is also the
Senior Partner of the Law Firm of Phillip C. Goldstick & Associates, Ltd., located in
Chicago, Illinois. Mr. Goldstick received a bachelors degree from the University of Illinois
(1953) and his law degree from DePaul University (1956).  Formerly, Mr. Goldstick was a
member of the Illinois General Assembly, Chairman of the Gateway National Bank of
Chicago, and President for the Calumet Area Industrial Commission.  During his over thirty years of practicing real estate, tax and corporate law, Mr. Goldstick has been an owner or general partner in numerous real estate and business ventures.  Currently, Mr. Goldstick also serves as a Director of the University of Illinois Foundation where he is Chairman of the
Budget Committee and serves as a member of the Investment Policy Committee.  He is also a member of the Cook County, Illinois Economic Development Advisory Committee.

       David S. Goldberg, has served as CEO, Secretary, Treasurer and a Director of the
Corporation since its inception and of AEG since 1992.  In addition, Mr. Goldberg has served as the President of Genesis Ventures Limited since 1992 which corporation acts as consultant to companies seeking financial and marketing advice.  Mr. Goldberg advises and consults with corporate clients in the areas of financial management, finance, corporate structure, marketing strategies, and corporate fund raising.  Over the past 12 years, Mr.
Goldberg and his affiliates have successfully arranged for over $250 million of equity financing for corporations, limited partnerships, trusts, and individuals in businesses ranging from real estate, cable television, equipment leasing, energy development and medical technology.  Most of this activity was accomplished through Capital Planning Equity Corp.
Mr. Goldberg was the President and sole shareholder of Capital Planning Equity Corp. from
1985 to 1990 and provided underwriting and loan placement services on behalf of, or for the benefit of, lending institutions, sponsors of private loan placements, corporations and individuals.  Mr. Goldberg was President of Paramount Financial Group, Inc. from 1989 through April 1993, where he was responsible for the raising of over $20 million in investor capital for the purpose of developing affordable housing.  Prior to his involvement with
Paramount, from 1981 to 1985.  Mr. Goldberg founded Capital Planning Services Inc., a financial planning firm and registered investment advisor.  Mr. Goldberg is President and a registered principal of G Equity Investment Group, Ltd., a NASD member firm headquartered in Chicago, IL which is not participating in the Offering.

       Mr. Goldberg, who resides in Paramus, New Jersey, received his B.S. degree in management from Fairleigh Dickinson University.

       Stephen A. Socha, has served as the President of the Corporation since inception and of
AEG since January 1, 1994.  Mr. Socha has a wide range of experience in the finance and publishing fields, specializing in areas of administration, financial management and marketing.  From 1982 to 1985 Mr. Socha directed international sales for Expoconsul
International, and from 1985 to 1988 served as Vice President and Publisher of CDM
Communications, the founders of Performance Sailing and America's Cup Challenge magazines.  From 1988 to 1989 Mr. Socha was Executive Vice President of Cornwall
Group, which specialized in technical conferences and has served as a consultant to a variety of trade and consumer publications.  In 1989, after serving as consultant on several major projects for Magazine Capital (a division of American Factor Group), he joined Magazine
Capital as Vice President in charge of publications.  Over a four-year term, Mr. Socha managed the existing portfolio of accounts receivable of over $5,000,000 and designed and operated a new division called the small magazine group.  During Mr. Socha's term, sales for the small magazine group grew to over $13,000,000 per year.  Mr. Socha has served as a speaker and session chairman at the New York Folio Show and has contributed articles to several industry trade magazines.  Mr. Socha graduated with a B.A. from Glassboro State
College and also completed graduate courses in the area of management and finance.

ITEM 10.  EXECUTIVE COMPENSATION

       The Corporation does not pay salaries to Management.  All members of management receive salaries only from AEG.

                                             -17-

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

       The following table identifies each person or entity known to the Corporation to be the beneficial owner of more than five percent of the Corporation's Common Stock on December
31, 1995, each director of the Corporation and all the directors and officers of the Company as a group, and sets forth the number of shares of the Company's Common Stock beneficially owned by each such person and such group and the percentage of the shares of the Company's outstanding Common Stock owned by each such person and such group.  In all cases, the named person has sole voting power and sole investment power of the securities.

                                      Number of Shares
                                      of Common Stock           Percentage of
 Name and Address of                  of the Company             Outstanding
Beneficial Owner  (1)                 Beneficially Owned(2)    Common Stock Owned

American Equities Group, Inc.                  1,000                    100%

Phillip C. Goldstick(3)                          360                     36%
20 N. Clark Street
Chicago, IL 60602

David S. Goldberg(4)                             360.5                   36%

Stephen A. Socha(5)                               80                      8%

Officers and Directors                           800.5                   80%
 as a group (three persons)(3)(4)(5)

(1)The address of AEG and Messrs. Goldberg and Socha and of AEG is East 80, Route 4,
Paramus, NJ 07652.

(2)As used herein, the term beneficial ownership with respect to a security is defined by Rule
13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days.  Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights.

(3)Represents the indirect ownership in the corporation of the Phillip C. Goldstick Revocable
Trust U/A Dtd. 8/2/89 through the ownership of an aggregate of 4,500 shares of AEG common stock.

                                             -18-
(4)Represents the indirect ownership in the corporation of the David S. Goldberg Family
Trust, an affiliate of David S. Goldberg, through the ownership of an aggregate of 4,500 shares of AEG common stock and the ownership of 6.25 shares of AEG preferred stock, which is convertible into a like number of shares of AEG common stock.

(5)Represents the indirect ownership in the corporation of Mr. Socha through the ownership of an aggregate of 1,000 shares of AEG common stock.

       The Corporation is wholly-owned by AEG and the Corporation has the same directors and officers as AEG.

       Other than as set forth above, the Corporation is not aware of any other shareholders who beneficially own, individually or as a group, 5% or more of the outstanding shares of
Common Stock of the Corporation.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       On August 1, 1996, the corporation entered into a Management Agreement (the
"Management Agreement") with AEG.  Under the Management Agreement, AEG originates
Receivables by purchasing them from client companies and assigning them to the
Corporation.  AEG also services and collects the Receivables on behalf of the Corporation.
The Corporation will typically charge a fee of 4% to 10% of the face amount of the receivables.  Under the Management Agreement, the Corporation and AEG have agreed to share such fee 50% to the Corporation and 50% to AEG.  See "BUSINESS - Acquisition of
Receivables."  The officers and directors of the Corporation are officers and directors of
AEG.

       The Corporation is the wholly-owned subsidiary of AEG.  The capital stock AEG is owned directly and indirectly by Messrs. Goldstick, Goldberg, and Socha and such individuals are the sole officers and directors of AEG.  In connection with the Offering AEG will be paid a 5% Overhead Allowance (up to $750,000 if the maximum amount of the
Offering is sold).  See "PLAN OF OPERATIONS - Operations and Overhead Expenses."  In
addition, all fees and discounts earned by the Corporation will be split 50% to AEG, as
Manager, and 50% to the Corporation pursuant to the Management Agreement.  As officers and directors of AEG. Messrs. Goldstick, Goldberg and Socha will indirectly benefit from such payments.

       Messrs. Goldstick and Goldberg are also principals of G Equity Investment Group,
Inc., a NASD registered broker/dealer which is not be participating in the Offering.

                                             -19-





       The Corporation shall make no loans to its officers, directors or stockholders and is forbidden to receive loans from any person or entity other than AEG.  The Corporation has adopted a policy that all future transactions with affiliates of the Corporation are to be on terms no less favorable than could be obtained from unaffiliated third parties and must be approved by a majority of the Board of Directors, including a majority of disinterested directors.

ITEM 13.  EXHIBITS AND REPORTS ON FROM 8-K

  A.   Exhibits

  Number    Description of Exhibit

   1.1      Form of Dealer Manager Agreement between the Corporation and Merrill Weber
            & Co., Inc.(3)

   1.2      Form of Selected Dealers Agreement, by and among the Merrill Weber & Co.,
            Inc. and the Selected Dealers.(3)

   3.1      Certificate of Incorporation of the Corporation.(1)

   3.2      By-Laws of the Corporation.(1)

   4.1      Form of 12% Promissory Note.(1)

   4.2      Form of Security Agreement by and between the Corporation and James E. Morris
            ("Morris"). (1)

   4.3      Form of Indenture of Trust, by and between the Corporation and Morris.(1)

   4.4      Form of Escrow Agreement by and between the Corporation and Republic
            National Bank of New York, NY.(3)

  10.1 Management Agreement, dated as of August 1, 1996, by and between the Corporation and AEG.(3)

  10.2      Form of Short Term Receivables Purchase Agreement utilized by AEG to acquire
            Receivables.(2)

  10.3 Form of Short Term Issue Purchase Agreement utilized by AEG to acquire receivables.(2)

  25        Form T-2, Statement of Eligibility under the Trust Indenture Act of 1939 of an
            Individual Designated to Act as Trustee.(3)

  27        Financial Data Schedule (included in EDGAR Filing Only).
                                             -20-

  ---------------
  (1)  Incorporated by reference, filed as an exhibit to the Corporation's Registration
Statement as filed with the Securities and Exchange Commission on March 29, 1996.

  (2)  Incorporated by reference, filed as an exhibit to Amendment No. 1 to the
Corporation's Registration Statement as filed with the Securities and Exchange Commission on May 31, 1996.

  (3)  Incorporated by reference, filed as an exhibit to Amendment No. 5 to the
Corporation's Registration Statement as filed with the Securities and Exchange Commission on August 26, 1996.

  B.   Reports on Form 8-K.

       None.

      Supplemental information to be Furnished with Reports Filed Pursuant to Section 15(d)
of the Exchange Act by Non-Reporting Issuers.

      No annual report or proxy material has been sent to the Company's security holders covering the Company's fiscal year ended December 31, 1996.  In the event that the
Company shall provide its security holders with an annual report covering its fiscal year ended December 31, 1996, the Company shall provide the Commission with copies of such report when it is sent to security holders.


















                                            SPECTOR, ROTHENBERG & COMPANY
                                             Certified Public Accountants
                                                 1979 Marcus Avenue
                                              Lake Success, N.Y. 11042
                                     TEL NO. (516) 437-3800 AND (212) 986-2626
                                                 FAX NO. (516) 437-2235

                                             INDEPENDENT AUDITOR'S REPORT

To the Board of Directors American Equities Income Fund, Inc.   We have audited the
accompanying balance sheet of American Equities Income Fund, Inc. as of December 31,
1996, and the related statements of income, stockholders' equity and cash flows for the year ended December 31, 1996.  These financial statements are the responsibility of the
Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Equities Income Fund, Inc., as of December 31,
1996 and its cash flows for the period then ended, in conformity with generally accepted accounting principles.

                                        Spector, Rothenberg & Company            Lake Success,
New York
February 12, 1997






                                          AMERICAN EQUITIES INCOME FUND, INC.
                                                    BALANCE SHEET
                                                  DECEMBER 31, 1996

                                                    A S S E T S
Current Assets:
   Cash in banks                                         $ 1,251,849
   Accounts receivable                                       582,508
   Other current assets                                      333,714

       Total Current Assets                                                           $ 2,168,071

Other Assets:
   Deferred organizational costs                         $   110,850
   Deferred note costs                                       242,785
   Less: amortization                                          8,479

       Total Other Assets                                                                 345,156

       Total Assets                                                                   $ 2,513,227

                                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                      $        34
   Due to American Equities Group, Inc.                       10,143
   Marketing reserve                                          11,085
   Accrued expenses payable                                   18,406
   Escrow Payable                                            216,000

      Total Current Liabilities                                                           255,668

Other Liabilities:
   Notes payable                                                                        2,217,000

  Total Liabilities                                                                   $ 2,472,668

Stockholders' Equity:
   Common stock, $1 par value, 1,000 shares authorized,
    1,000 shares issued and outstanding                        1,000
   Additional paid in capital                                 39,000
   Accumulated profit and loss                                   559

      Total Stockholders' Equity                                                           40,559

      Total Liabilities and Stockholders' Equity                                       $ 2,513,227

  See accompanying notes to financial statements.


                                              AMERICAN EQUITIES INCOME FUND, INC.
                                                        STATEMENT OF INCOME
                                              FOR THE YEAR ENDED DECEMBER 31, 1996

Income
   Fee Income                                                                 32,447
   Interest income                                                             9,560

   Total Income                                                               41,977

  Expenses
   General and administrative expenses                                        41,253

  Total Expenses                                                              41,253

  Income Before Provision
    for Income Taxes                                                             724

  Provision for current taxes
   Federal income tax                                                            100
   State income tax                                                               65
                                                                                 165

  Net Income                                                                $    559

















See accompanying notes to financial statements.


                                                    AMERICAN EQUITIES INCOME FUND, INC.
                                                     STATEMENT OF STOCKHOLDERS' EQUITY
                                                            DECEMBER 31, 1996


                                                  Common Stock          Additional
                                               Number                    Paid in      Net
                                             of Shares  Value            Capital     Profit     Total

Date of incorporation, March 11, 1996           -      $  -              $    -      $  -       $    -

Shares issued for cash on March 22, 1996     1,000      1,000             39,000      -  40,000

Net income for the year ended
 December 31, 1996                               -          -                 -          559          559

                                             1,000     $1,000           $ 39,000    $  559    $40,559





















See accompanying notes to financial statements.


                                                    AMERICAN EQUITIES INCOME FUND, INC.
                                                          STATEMENT OF CASH FLOWS
                                                   FOR THE YEAR ENDED DECEMBER 31, 1996

   Net Income (Loss)                                                                      $      559

    Adjustments to Reconcile Net Income to Net Cash
       from Operating Activities:
    Depreciation and amortization                                 $    8,479
    Increase in accounts payable                                          34
    Increase in accounts receivable                                 (582,509)
    Increase in marketing reserve                                     11,085
    Increase in accrued expenses                                      18,406
    Increase in other assets                                        (364,752)
    Increase in due to affiliate                                      10,144
        Total Adjustments                                                                   (899,113)

      Net cash flows from (used in) operating activities                                  $ (898,554)

  Cash Flows from (used in) Investing Activities:
   Increase in organization costs                                 $ (134,152)
   Increase in note costs                                           (188,445)

      Net cash flows from (used in) investing activities                                    (322,597)

  Cash Flows from (used in) Financing Activities:
   Proceeds from issuance of common stock                             40,000
   Proceeds from notes payable                                     2,217,000
   Increase in escrow payable                                        216,000

      Net cash flows from financing activities                                             2,473,000

  Net Increase in Cash                                                                    $1,251,849

  Cash, Beginning of Period                                                                     -

  Cash, End of Period                                                                     $1,251,849





 See accompanying notes to financial statements.

                                                 F-5

                                            AMERICAN EQUITIES INCOME FUND, INC.
                                             NOTES TO THE FINANCIAL STATEMENTS

NOTE A - FORMATION AND OPERATIONS OF THE COMPANY

American Equities Income Fund, Inc. (the Company) was incorporated under the laws of the state of Delaware on March 11, 1996.

American Equities Income Fund, Inc. is in the business of factoring accounts receivable and providing other financial services to client
companies.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting
Accounting records of the Company and financial statements are maintained and prepared on the accrual basis.

Year End
The Company's year end for financial reporting tax purposes is December 31.

Cash Equivalents
For financial statement purposes, with respect to the Statement of Cash Flows, cash equivalents include time deposits and all highly liquid instruments with original maturities of three months or less.  The amount included on the Company's Statement of Cash Flows is comprised exclusively of cash.

NOTE C - STOCKHOLDERS' EQUITY

The Company is authorized to issue 1,000 shares of common stock at $1 par value.  On
December 31, 1996, there were 1,000 shares of common stock issued and outstanding.

The holders of the common stock are entitled to one vote per share on all matters to be voted on by shareholders.

NOTE D - INITIAL PUBLIC NOTE OFFERING

On August 27, 1996, the Company commenced offering subscriptions for up to $15,000,000 aggregate principal amount of its 12% Notes in denominations of $1,000 each or any integral multiple thereof.  The Notes bear simple interest at 12% per annum, payable interest only monthly, annually or at maturity, at the option of the investor, with all principal and accrued interest, if any, due on September 30, 2006.  Accrued but unpaid interest will be compounded monthly at the rate of 12% per annum.  The Notes may be accelerated by the
Note Holders on the first day of the fifth, sixth, seventh, eighth, and ninth years upon six months written notice.  The Notes will be secured by the Receivables acquired with the proceeds of the offering or funds obtained from the repayment of such Receivables or any after acquired Receivables.  The Notes are prepayable in whole or in part at any time without premium or penalty.

An aggregate of $2,217,000 principal amount of Notes were issued as of December 31,
1996.

                                              F-6

NOTE E - RELATED PARTY TRANSACTIONS

The Company and American Equities Group, Inc. will share the fees charged, 50% to the
Company and 50% to American Equities Group, Inc.  American Equities Group, Inc. will pay all overhead, expenses and salaries of the Company from its portion of the fees as relates to the ongoing business; except for legal, accounting, filing fees, taxes and other administrative expenses related to the Company.

NOTE F - ACCOUNTS RECEIVABLE  The Company's policy is to record the accounts receivable it purchases from borrowers at the face amount, less the portion held back by the
Company as a loss reserve.  At December 31, 1996, the accounts receivable are as follows:

                                   1996

                  Face Amount    $997,747
                  Less reserve    415,239
                  Net            $582,508























                                     AMERICAN EQUITIES INCOME FUND, INC.
                                       SCHEDULE TO STATEMENT OF INCOME
                                             DECEMBER 31, 1996



   General and Administrative Expenses:
        Bank charges                                  $   433
        Postage                                           222
        Interest expense                               28,085
        Filing fees                                        34
        Trustee fees                                    4,000
        Organization fees                               2,339
        Note costs                                      6,140

                                                      $41,253


























                                                         SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  Dated:  April 15, 1997                        AMERICAN EQUITIES INCOME FUND, INC.


                                                By:S/S DAVID S. GOLDBERG
                                                   Chief Executive Officer

      In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated


       Signatures                                     Title                                            Date

S/S DAVID S. GOLDBERG                      Chief Executive Officer          April 15, 1997



S/S STEVEN SOCHA                           President                        April 15, 1997


S/S PHILLIP C. GOLDSTICK                   Chairman of the Board         April 15, 1997
