Form 10QSB
period 1998-03-31
AMERICAN EQUITIES INCOME FUND INC
filed 1998-07-02
CIK 1011583

                                   UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-QSB



(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended     March 31, 1998

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

  Commission File Number:   333-2856

                           American Equities Income Fund, Inc.
                        Exact name of registrant as specified in its charter)

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                         Yes     X No

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of March 31, 1998, the Company had 1,000 shares of common stock, $1.00 par value, issued and outstanding.

                    AMERICAN EQUITIES INCOME FUND, INC.


                                   INDEX


                                                                                     Page(s)

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Balance Sheet as at March 31, 1998                                            3

          Statement of Cash Flows as at March 31, 1998                                  4

          Statement of Operations as at March 31, 1998                                  5

          Statement of Stockholders' Equity  as at March 31, 1998                       6

          Notes to Financial Statements                                                7 - 8

Item 2.   Managements Discussion and Analysis of Financial Condition
          and Results of Operations.                                                   9 - 10

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                             10

Item 2.   Changes in Securities                                                         10

Item 3.   Defaults upon Senior Securities.                                              10

Item 4.   Submission of Matters to a Vote of Security Holders                           10

Item 5.   Other Information.                                                            10

Item 6.   Exhibits and Reports on Form 8-K.                                             10








                    AMERICAN EQUITIES INCOME FUND, INC.
                                 BALANCE SHEET
                                  (Unaudited)

                                                  As of March 31, 1998
                                                  1998            1997
Assets

Current Assets:
  Cash in banks                              $   330,226          $1,972,628
  Financed receivables                         8,660,965           1,557,618
  Other current assets                           406,798              39,300
                    Total current assets      $9,397,989          $3,569,546

Deferred Costs:
  Deferred note costs                         $1,090,827           $ 232,785
  Deferred organizational costs                  564,505             658,513
  Less accumulated amortization                 (137,925)             (9,065)
                    Total other assets        $1,517,407           $ 882,233

                    Total Assets             $10,915,396          $4,451,779

Liabilities and Stockholders' Equity

Current Liabilities:
  Accrued interest and expenses payable        $ 125,776         $   16,941
  Due to others                                  438,515             44,559
  Marketing reserve                               11,085             11,085
  Escrow payable                                 144,171            240,000
                    Total current liabilities  $ 719,547         $  312,585

Other liabilities:
  Notes payable                              $10,388,828         $4,098,000
  Other liabilities                               51,922                  0
                 Total long-term liabilities $10,440,750         $4,098,000

                         Total liabilities   $11,160,297         $4,410,585

Stockholders' Equity:
  Common Stock, $1 par value,
  1,000 shares authorized, 1,000 shares
  issued and outstanding                     $     1,000       $      1,000
  Additional paid-in capital                      39,000             39,000
  Accumulated profit (loss)                     (284,901)             1,194
                    Total Stockholders' Equity $(244,901)      $     41,194
    Total Liabilities and Stockholders' Equity 10,915,396       $ 4,451,779

                    AMERICAN EQUITIES INCOME FUND, INC.
                          STATEMENT OF CASH FLOWS


                                                           Three months ended March 31,

                                                                           1998           1997

Net Income                                                        $   15,617          $  11,709

   Adjustments to reconcile Net Income to Net Cash
    from Operating Activities:
    Depreciation and amortization                                 $   25,772          $   3,070
   Increase in accounts payable                                       (3,940)                 0
   Increase in financed receivables                               (2,196,983)          (979,209)
   Decrease in other current assets                                  221,112                  0
   Increase in accrued expenses and interest                              0             (1,334)
   Increase due to others                                            116,422           (12,817)
     Total Adjustments                                           ($1,837,617)        ($990,290)

     Net cash flows from (used in) operating activities          ($1,822,000)        ($978,581)

Cash Flows from (used in) Investing Activities:
    Increase in organizational costs                               ($150,355)         ($17,160)
    Increase in note costs                                          (221,112)         (150,480)

     Net cash flows from (used in) Investing Activities            ($371,467)        ($167,640)

Cash Flows from (used in) Financing Activities:
   Increase in investor interest                                  $   51,922         $        0
   Proceeds from notes payable                                     2,105,828          1,881,000
   Increase in escrow payable                                       (266,828)            24,000

     Net cash flows from financing activities                     $1,890,922         $1,905,000

Net Increase in Cash                                               $(302,545)         $ 758,779

Cash at beginning of period                                        $ 632,771         $1,213,849
Cash at end of period                                                330,226          1,972,628

Net increase (decrease) in cash                                    ($302,545)        $ 758,779

                    AMERICAN EQUITIES INCOME FUND, INC.

                          STATEMENT OF OPERATIONS

                                                        Three months ended March 31,
                                                            1998            1997

Revenues:
Fee income                                          $321,603          $82,143
Other income                                           7,816           17,837
                              Total Revenues        $329,419          $99,980


Operating Expenses:
General & administrative expenses                  $   4,967          $ 1,051
Interest expense                                     283,063           84,150
                              Total expenses        $288,030          $85,201

Net Income
before depreciation, amortization, allowance for bad debts,
and provision for income taxes                       $41,389          $14,779

Net Income
after depreciation, amortization, allowance for bad debts,
and provision for income taxes                       $15,617          $11,709

                    AMERICAN EQUITIES INCOME FUND, INC.

                     STATEMENT OF STOCKHOLDER' EQUITY

                                                                 Additional
                                        Number                    Paid in          Net
                                       of shares   Value          Capital          Profit    Total

Date of incorporation                        0       $0            $0              $0       $0
  (March 11, 1996)

Shares issued for cash on                1,000    $1,000         $39,000           $0       $40,000
  March 22, 1996

Accumulated profits as of                                       (300,518)     (300,518)
  12/31/97

Net income for the three
  months ended 3/31/98                                          $ 15,617        $15,617
                                         1,000    $1,000         $39,000      ($284,901)  ($244,901)

                    AMERICAN EQUITIES INCOME FUND, INC.

                       NOTES TO FINANCIAL STATEMENTS

NOTE A - FORMATION AND OPERATION OF THE COMPANY

American Equities Income Fund, Inc. (the "Company") was incorporated under the laws of the State of Delaware on March 11, 1996.

The Company intends is in the business of factoring accounts receivable (the "Receivables")
and providing other financial services to client companies.

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

NOTE C - STOCKHOLDERS' EQUITY

The Company is authorized to issue 1,000 shares of common stock at $1.00 par value.  On
March 31, 1998, there were 1,000 shares of common stock issued and outstanding.

The holders of the common stock are entitled to one vote per share on all matters to be voted on by shareholders.

NOTE D - ONGOING SECURED NOTE OFFERING

On August 26, 1996, the Company commenced offering subscriptions for up to $15,000,000 aggregate principal amount of its 12% Notes in denominations of $1,000 each, or any integral multiple thereof.  The Notes bear simple interest at 12% per annum, payable interest only monthly, annually or upon maturity, at the option of the investor, with all principal and accrued interest, if any, due on September 30, 2006.  Accrued but unpaid interest will be compounded monthly at the rate of 12% per annum.  The Notes may be accelerated by the
Note Holders on the first day of the fifth, sixth, seventh eighth and ninth years upon six months written notice to the Company.  The Notes will be secured by the Receivables acquired with the proceeds of the offering or funds obtained from the repayment of such
Receivables or any after acquired Receivables.  The Notes are prepayable in whole or in part at any time without premium or penalty.

An aggregate of $10,388,828 principal amount of Notes were issued as of March 31, 1998.

NOTE E - RELATED PARTY TRANSACTIONS

The Company and American Equities Group, Inc. will share the fees charged, 50% to the
Company and 50% to American Equities Group, Inc.  American Equities Group, Inc. will pay all overhead, expenses and salaries of the Company from its portion of the fees as relates to the ongoing business of the Company, except for legal, accounting, filing fees, taxes and other administrative expenses related to the Company.

NOTE F - ACCOUNTS RECEIVABLE

The Company's policy is to record the accounts receivable it purchases from borrowers at the face amount, less the portion held back by the Company as a loss reserve.

At March 31, 1998, the financed receivables are as follows:

                                   March 31, 1998

                         Face Amount         $14,767,087
                         Less Reserve          6,106,122
                         Net                  $8,660,965

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the
Financial Statements and Notes thereto appearing  elsewhere in this Form 10-QSB.

         This management's discussion and analysis of financial conditions and results of operations contains certain "forward-looking statements" as defined in the Private Securities
Litigation Reform Act of 1995.  Such statements relating to future events and financial performance are forward-looking statements that involve risks and uncertainties, detailed from time to time in the Company's various Securities and Exchange Commission filings.
No assurance can be given that any such matters will be realized.

         Three months ended March 31, 1998 compared to the three months ended March 31,
1997.

         Gross revenues increased 291% to $321,603 for the three months ended March 31,
1998 from $82,143 for the three months ended March 31, 1997, primarily because of the increase in funds available through the Company's initial public offering which enabled the
Company to purchase more Receivables and therefore generate more fee income.

         Net income increased by $26,610 to $41,389, or 12.6% of gross revenues, for the three months ended March 31, 1998 from $14,779 or 14.8% of gross revenues for the three months ended March 31, 1997.  This increase in dollars and decrease in percentage of gross revenues was primarily due to the increase in funds available through the Company's initial public offering which enabled the Company to purchase more Receivables and therefore generate more fee income.

         Operating expenses increased by $3,916, to $4,967, or 1.5% of gross revenues, for the three months ended March 31, 1998, from $1,051 for the three months ended March 31,
1997.  This increase was primarily due to increased legal and accounting expenses related to the Company's ongoing initial public offering of Notes.

         Interest expense increased $198,913 to $283,000 or 88% of gross revenues, for the three months ended March 31, 1998, compared to $84,130, for the three months ended
March 31, 1997.  This increase was primarily due to the increase in investors notes outstanding.

Liquidity and Capital Resources

         The Company's principal sources of liquidity have been internally generated funds and through the public offering of its 12% Notes.  It is anticipated that funds from operations and the receipt of the net proceeds of such offering will provide the Company with sufficient liquidity to meet its debt service and operating requirements for at least the next 12 months.


    The ability of the Company to meet operating forecasts included in its expansion plans will depend in part upon the successful completion of this offering and its ability to develop and implement new or additional financial services.

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



         Date: June 30, 1998                               By:/S/ David S. Goldberg

                                                                          David S. Goldberg
                                                                          Chief Executive Officer and
                                                                          Chief Financial Officer
