Form 10QSB
period 1998-06-30
AMERICAN EQUITIES INCOME FUND INC
filed 1998-10-29
CIK 1011583

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB



(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended     June 30, 1998

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of October 30, 1998, the Company had 1,000 shares of common stock,
$1.00 par value, issued and outstanding.

                                AMERICAN EQUITIES INCOME FUND, INC.


                                               INDEX


                                                                                     Page(s)

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Balance Sheet as at June 30, 1998                                             3

          Statement of Cash Flows as at June 30, 1998                                   4

          Statement of Operations as at June 30, 1998                                   5

          Statement of Stockholders' Equity as at June 30, 1998                         6

          Notes to Financial Statements                                                 7

Item 2.   Manangement's Discussion and Analysis of Financial
           Condition and Results of Operations                                        8 - 9

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                             10

Item 2.   Changes in Securities                                                         10

Item 3.   Defaults upon Senior Securities.                                              10

Item 4.   Submission of Matters to a Vote of Security Holders                           10

Item 5.   Other Information.                                                            10

Item 6.   Exhibits and Reports on Form 8-K.                                             10






                                    AMERICAN EQUITIES INCOME FUND, INC.
                                               BALANCE SHEET
                                                 (Unaudited)

                                                      As of June 30, 1998

                                                     1998            1997
Assets

Current Assets:
  Cash in banks                                  $  569,902          $2,422,002
  Financed receivables                            9,704,642           2,542,205
  Other current assets                               88,216              40,750
                    Total current assets        $10,362,760          $5,004,957

Deferred Costs:
  Deferred organizational costs                  $  636,795          $1,003,546
  Deferred note costs                               869,715             232,785
    Less accumulated amortization                  (300,911)            (18,130)
                    Total other assets           $1,205,599          $1,218,201

                    Total Assets                $11,568,359          $6,223,158

Liabilities and Stockholders' Equity

Current Liabilities:
  Accrued interest and expenses payable           $ 226,014          $   16,941
  Other current liabilities                               0              55,568
                    Total current liabilities     $ 226,014          $   72,509



Other liabilities:
  Notes payable                                 $11,298,000          $5,182,000
  Escrow payable                                    280,000             950,000
                   Total long-term liabilities  $11,578,000          $6,132,000

                         Total liabilities      $11,844,014          $6,204,509

Stockholders' Equity:
  Common Stock, $1 par value,
  1,000 shares authorized, 1,000 shares
  issued and outstanding                      $       1,000       $       1,000
  Additional paid-in capital                         39,000              39,000
  Accumulated profit (loss)                        (315,655)            (21,351)
                    Total Stockholders' Equity $   (275,655)       $     18,649

    Total Liabilities and Stockholders' Equity $ 11,568,359         $ 6,223,158

                                                   -3-

                                  AMERICAN EQUITIES INCOME FUND, INC.
                                         STATEMENT OF CASH FLOWS


                                                               As of June 30,

                                                            1998           1997

Net Income (loss)                                       ($  53,006)      $   (7,766)

   Adjustments to reconcile Net Income to Net Cash
    from Operating Activities:
    Depreciation and amortization                       $  188,758       $    9,065
   Increase in financed receivables                     (3,436,452)      (1,963,796)
   Decrease in other current assets                        (73,226)               0
   Increase in accrued expenses and interest                 4,796           (1,334)
   Increase due to others                                  535,822          (14,343)
     Total Adjustments                                 ($2,780,302)     ($1,970,408)

     Net cash flows from (used in) operating activities($2,833,308)     ($1,978,174)

Cash Flows from (used in) Investing Activities:
    Increase in note and organizational costs             (222,645)        (512,673)

     Net cash flows from (used in) Investing Activities  ($222,645)       ($512,673)

Cash Flows from (used in) Financing Activities:
   Increase in long-term interest payable               $  108,564        $        0
   Proceeds from notes payable                           3,015,000         2,965,000
   Increase in escrow payable                             (131,000)          734,000

     Net cash flows from financing activities           $2,992,564        $3,699,000

Net Increase in Cash                                     $( 63,389)       $1,208,153

Cash at beginning of period                              $ 633,291        $1,213,849
Cash at end of period                                      569,902         2,422,002

Net increase (decrease) in cash                          ($ 63,389)       $1,208,153


                                   AMERICAN EQUITIES INCOME FUND, INC.

                                           STATEMENT OF OPERATIONS

                                                              Six months ended June 30,
                                                                  1998           1997

Revenues:
Fee income                                                     $749,907       $169,622
Other income                                                     10,054         40,428
                              Total Revenues                   $759,961       $210,050


Operating Expenses:
General & administrative expenses                             $   5,256      $   3,627
Interest expense                                                618,953        205,124
                              Total expenses                   $624,209       $208,751

Net Income
before depreciation, amortization,
and provision for income taxes                                 $135,752      $   1,299

Net Income
after depreciation, amortization,
and provision for income taxes                                 ($53,006)       ($7,766)


                                  AMERICAN EQUITIES INCOME FUND, INC.

                                     STATEMENT OF STOCKHOLDER' EQUITY

                                                Additional
                             Number              Paid in      Net
                           of shares   Value     Capital      Loss   Total

Date of incorporation           0       $0        $0          $0       $0
  (March 11, 1996)

Shares issued for cash on     1,000    $1,000    $39,000      $0         $40,000
  March 22, 1996

Accumulated loss as of                                      (315,655)   (315,655)
  6/30/98

Total Stockholders' Equity    1,000   $1,000     $39,000   ($315,655)   ($275,655)


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

NOTE C - STOCKHOLDERS' EQUITY

The Company is authorized to issue 1,000 shares of common stock at $1.00 par value.  On
June 30, 1998, there were 1,000 shares of common stock issued and outstanding.

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

                                                   -7-

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

An aggregate of $11,298,000 principal amount of Notes were issued as of June 30, 1998.

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

At June 30, 1998, the financed receivables are as follows:

                                   June 30, 1998

                         Face Amount         $23,467,537
                         Less Reserve        (13,762,895)
                         Net                 $ 9,704,642


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

         Six months ended June 30, 1998 compared to the six months ended June 30, 1997.

         Gross revenues increased 262% to $759,961 for the six months ended June 30, 1998 from $210,050 for the six months ended June 30, 1997, primarily because of the increase in funds available through the Company's initial public offering which enabled the Company to purchase more Receivables and therefore generate more fee income.

         Net income before depreciation, amortization, and provision for income taxes increased by $134,453 to $135,752, or 17.9% of gross revenues, for the six months ended June 30,
1998 from $1,299 or .6% of gross revenues for the six months ended June 30, 1997.  This increase was primarily due to the increase in funds available through the Company's public offering of notes which enabled the Company to purchase more Receivables and therefore generate more fee income.

         Operating expenses increased by $1,629, to $5,256, or .7% of gross revenues, for the six months ended June 30, 1998, from $3,627 for the six months ended June 30, 1997.  This increase was primarily due to increased legal and accounting expenses related to the
Company's ongoing public offering of Notes.

         Interest expense increased $413,829 to $618,953 or 81.4% of gross revenues, for the six months ended June 30, 1998, compared to $205,124, for the six months ended June 30,
1997.  This increase was primarily due to the increase in investors notes outstanding.

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

                                                   -9-

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

              Financial Data Schedule.

         (b)  Reports on Form 8-K

              None.


                                SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant
has duly cause this to be signed on its behalf by the undersigned thereunto duly authorized.



         Date: October 27, 1998                            By:/S/ David S. Goldberg

                                                              David S. Goldberg
                                                              Chief Executive Officer and
                                                              Acting Chief Financial Officer


                                                   -11-