Form 10QSB
period 1998-09-30
AMERICAN EQUITIES INCOME FUND INC
filed 1998-12-28
CIK 1011583

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB



(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended  September 30, 1998

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of December 8, 1998, the Company had 1,000 shares of common stock, $1.00 par value,  issued and outstanding.
                         AMERICAN EQUITIES INCOME FUND, INC.

                                                 INDEX


                                                                                     Page(s)

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Balance Sheet as at September 30, 1998                                       3

          Statement of Cash Flows as at September 30, 1998                             4

          Statement of Operations as at September 30, 1998                             5

          Statement of Stockholders' Equity as at September 30, 1998                   6

          Notes to Financial Statements                                              7 - 8

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                        9

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                            10

Item 2.   Changes in Securities                                                        10

Item 3.   Defaults upon Senior Securities.                                             10

Item 4.   Submission of Matters to a Vote of Security Holders                          10

Item 5.   Other Information.                                                           10

Item 6.   Exhibits and Reports on Form 8-K.                                            10







                                      AMERICAN EQUITIES INCOME FUND, INC.
                                                BALANCE SHEET
                                                 (Unaudited)

                                                                As of September 30
                                                            1998               1997
Assets

Current Assets:
  Cash in banks                                           $1,081,007          $1,992,314
  Financed receivables - Net                               9,711,739           4,024,151
  Other current assets                                     1,249,833             495,077
                    Total current assets                 $12,042,579          $6,511,542

Deferred Costs:
  Deferred organizational costs                           $  766,915          $  925,629
  Deferred note costs                                        869,715             232,785
    Less accumulated amortization                           (427,567)            (20,150)
                    Total other assets                     $1,209,063          $1,138,264

                    Total Assets                          $13,251,642          $7,649,806

Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts Payable and accrued expenses                     $  37,119           $    14,035
  Interest Payable                                            122,825                 2,907
  Other current liabilities                                   605,708                77,684
                    Total current liabilities               $ 765,652           $    94,626

Other liabilities:
  Notes payable                                           $12,644,000           $ 6,864,000
  Escrow payable                                                    0               723,200
  Other Long term liabilities                                 169,207                     0
                    Total long-term liabilities           $12,813,207           $ 7,587,200

                         Total liabilities                $13,578,859           $ 7,681,826

Stockholders' Equity:
  Common Stock, $1 par value,
  1,000 shares authorized, 1,000 shares
  issued and outstanding                                $       1,000          $     1,000
  Additional paid-in capital                                   39,000               39,000
  Accumulated profit (loss)                                 (367,217)             (72,020)
                    Total Stockholders' Equity          $   (327,217)          $  (32,020)

    Total Liabilities and Stockholders' Equity          $  13,251,642          $ 7,649,806

                              AMERICAN EQUITIES INCOME FUND, INC.
                                    STATEMENT OF CASH FLOWS


                                                                              As of September 30,

                                                                               1998               1997

Net Income (loss)                                                          ($ 104,518)        $  (58,435)

   Adjustments to reconcile Net Income to Net Cash
    from Operating Activities:
    Depreciation and amortization                                          $  304,329         $        0
   Increase in financed receivables                                        (3,445,656)        (3,444,177)
   Increase in other current assets                                          (603,713)          (495,077)
   Increase in accrued expenses                                                27,473                 35
   Increase in other current liabilities                                      498,215             20,008
     Total Adjustments                                                    ($3,127,909)       ($3,919,211)

     Net cash flows from (used in) operating activities                   ($3,323,870)       ($3,977,646)

Cash Flows from (used in) Investing Activities:
    Payment of organizational costs                                          (352,765)          (814,779)

     Net cash flows from (used in) Investing Activities                      ($352,765)         ($814,779)

Cash Flows from (used in) Financing Activities:
   Decrease in Escrow payables                                              $(411,000)           $507,200
   Increase in interest payable                                               174,350              (1,333)
   Proceeds from notes payable                                              4,361,000            4,647,000

     Net cash flows from financing activities                              $4,124,350           $5,152,867

Net Increase in Cash                                                        $ 447,715          $  360,442

Cash at beginning of period                                                 $ 633,292          $1,631,872

Cash at end of period                                                      $1,081,007          $1,992,314

                               AMERICAN EQUITIES INCOME FUND, INC.

                                          STATEMENT OF OPERATIONS

                                                                     Nine months ended September 30,
                                                                                1998      1997

Revenues:
Fee income                                                            $1,152,685       $287,183
Other income                                                              17,445         57,265
                                         Total Revenues               $1,170,130       $344,448

Operating Expenses:
General & administrative expenses                                      $   5,548       $ 42,011
Interest expense                                                         964,771        360,872
                                         Total expenses                 $970,319       $402,883

Net Income
before depreciation, amortization,
and provision for income taxes                                          $199,811       $(58,435)

Net Income
after depreciation, amortization,
and provision for income taxes                                          ($104,518)      ($58,435)

                                   AMERICAN EQUITIES INCOME FUND, INC.

                                    STATEMENT OF STOCKHOLDER' EQUITY

                                                             Additional
                                    Number                     Paid in               Net
                                    of shares   Value          Capital              Loss   Total

Date of incorporation                    0       $0                $0                  $0       $0
  (March 11, 1996)

Shares issued for cash on            1,000    $1,000          $39,000                  $0    $40,000
  March 22, 1996

Accumulated loss as of                                                           (367,217)   (367,217)
  9/30/98

Total Stockholders' Equity           1,000    $1,000          $39,000            ($367,217)  ($327,217)

                              AMERICAN EQUITIES INCOME FUND, INC.

                                   NOTES TO FINANCIAL STATEMENTS

NOTE A - FORMATION AND OPERATION OF THE COMPANY

American Equities Income Fund, Inc. (the "Company") was incorporated under the laws of the State of Delaware on March 11, 1996.

The Company is in the business of factoring accounts receivable (the "Receivables") and providing other financial services to client companies.

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

NOTE D - SECURED NOTE OFFERING

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

The offering terminated on August 26, 1998.  An aggregate of $12,928,208 principal amount of Notes were issued as of September 30, 1998.

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

At September 30, 1998, the financed receivables are as follows:

                                   September 30, 1998

                         Face Amount         $32,068,451
                         Less Reserve        (22,356,712)
                         Net                 $ 9,711,739

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

         Nine months ended September 30, 1998 compared to the nine months ended
September 30, 1997.

         Gross revenues increased to $1,170,130 or 240% for the nine months ended
September 30, 1998 from $344,448 for the nine months ended September 30, 1997, primarily because of the increase in funds available through the Company's initial public offering which enabled the Company to purchase more accounts receivable and therefore generate more fee income.

         Net income before depreciation, amortization, and provision for income taxes increased by $258,246 to $199,811, or 17.1% of gross revenues, for the nine months ended
September 30, 1998 from $(58,435) or (.17)% of gross revenues for the nine months ended
September 30, 1997.  This increase was primarily due to the increase in funds available through the Company's public offering of notes which enabled the Company to purchase more accounts receivable and therefore generate more fee income.

         Operating expenses decreased by $36,463, to $5,548, or .5% of gross revenues, for the nine months ended September 30, 1998, from $42,011 for the nine months ended
September 30, 1997.  This decrease was primarily due to decreased legal and accounting expenses, as well as the absence of securities filing fees, related to the Company's public offering of promissory notes.

         Interest expense increased $603,899 to $964,771 or 82.4% of gross revenues, for the nine months ended September 30, 1998, compared to $360,872, for the nine months ended
September 30, 1997.  This increase was primarily due to the increase in investors notes outstanding.

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

         None.

Item 5. Other Information

         None.

Item 6. Exhibits and Reports on Form 8-K.

         (a)  Exhibits

              Financial Data Schedule.

         (b)  Reports on Form 8-K

              The Company filed a Form 8-K relating to the replacement of its independent auditors on November 19, 1998.

                                SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant
has duly cause this to be signed on its behalf by the undersigned thereunto duly authorized.



         Date: December 18, 1998                           By:/S/ David S. Goldberg
                                                                        David S. Goldberg
                                                                        Chief Executive Officer and
                                                                        Chief Financial Officer
