Form 10QSB/A
period 1998-09-30
AMERICAN EQUITIES INCOME FUND INC
filed 1999-03-08
CIK 1011583


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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of September 30, 1998, the Company had 1,000 shares of common stock, $1.00 par value, issued and outstanding.

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







                    AMERICAN EQUITIES INCOME FUND, INC.
                               BALANCE SHEET
                                (Unaudited)

                                                        As of September 30

                                                      1998            1997
Assets

Current Assets:
  Cash in banks                                   $1,081,007       $1,992,314
  Financed receivables - Net                       9,711,739        4,024,151
  Other current assets                             1,249,833          495,077
                    Total current assets         $12,042,579       $6,511,542

Deferred Costs:
  Deferred organizational costs                   $  766,915       $  925,629
  Deferred note costs                                869,715          232,785
    Less accumulated amortization                   (427,567)         (20,150)
                    Total other assets            $1,209,063       $1,138,264

                    Total Assets                 $13,251,642       $7,649,806

Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts Payable and accrued expenses            $  37,119      $    14,035
  Interest Payable                                   122,825            2,907
  Other current liabilities                          605,708           77,684
                    Total current liabilities      $ 765,652      $    94,626

Other liabilities:
  Notes payable                                  $12,644,000       $6,864,000
  Escrow payable                                           0          723,200
  Other Long term liabilities                        169,207                0
                    Total long-term liabilities  $12,813,207       $7,587,200

                         Total liabilities       $13,578,859       $7,681,826

Stockholders' Equity:
  Common Stock, $1 par value,
  1,000 shares authorized, 1,000 shares
  issued and outstanding                       $       1,000      $     1,000
  Additional paid-in capital                          39,000           39,000
  Accumulated profit (loss)                         (367,217)         (72,020)
                    Total Stockholders' Equity  $   (327,217)      $  (32,020)

    Total Liabilities and Stockholders' Equity  $ 13,251,642       $7,649,806

                    AMERICAN EQUITIES INCOME FUND, INC.
                          STATEMENT OF CASH FLOWS


                                                              As of September 30,

                                                              1998           1997

Net Income (loss)                                         ($ 104,518)        $  (58,435)

   Adjustments to reconcile Net Income to Net Cash
    from Operating Activities:
    Depreciation and amortization                         $  304,329         $        0
   Increase in financed receivables                       (3,445,656)        (3,444,177)
   Increase in other current assets                         (603,713)          (495,077)
   Increase in accrued expenses                               27,473                 35
   Increase in other current liabilities                     498,215             20,008
     Total Adjustments                                   ($3,127,909)       ($3,919,211)

     Net cash flows from (used in) operating activities  ($3,323,870)       ($3,977,646)

Cash Flows from (used in) Investing Activities:
    Payment of organizational costs                         (352,765)          (814,779)

     Net cash flows from (used in) Investing Activities    ($352,765)          ($814,779)

Cash Flows from (used in) Financing Activities:
   Decrease in Escrow payables                             $(411,000)           $507,200
   Increase in interest payable                              174,350              (1,333)
   Proceeds from notes payable                             4,361,000           4,647,000

     Net cash flows from financing activities             $4,124,350          $5,152,867

Net Increase in Cash                                       $ 447,715          $  360,442

Cash at beginning of period                               $  633,292          $1,631,872

Cash at end of period                                     $1,081,007          $1,992,314

                          AMERICAN EQUITIES INCOME FUND, INC.

                                          STATEMENT OF OPERATIONS

                                                 Nine months ended September 30,
                                                        1998            1997

Revenues:
Fee income                                           $1,152,685       $287,183
Other income                                             17,445         57,265
                              Total Revenues         $1,170,130       $344,448


Operating Expenses:
General & administrative expenses                    $   5,548      $  42,011
Interest expense                                       964,771        360,872
                              Total expenses          $970,319       $402,883

Net Income
before depreciation, amortization,
and provision for income taxes                        $199,811      $(58,435)

Net Income
after depreciation, amortization,
and provision for income taxes                       ($104,518)     ($58,435)

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

Year 2000 Compliance

         American Equities Income Fund, Inc. is a wholly owned subsidiary of American Equities
Group, Inc. ("AEG") which has established an overall plan to address the Year 2000 compliance issue ("Y2K") within the operations of the organization. The Y2K Compliance Plan
(the "Plan") focuses on several strategic concerns related to Y2K compliance:  the ability to deliver services to customers and investors, the corporate legal abilities, and concerns related to computer or mechanical systems failure within the organization.  Appropriate resources have been applied to the Plan including the allocation of staff time and the hiring of an outside systems consultant.  Progress is reported regularly to the senior management of the company.

         AEG uses computerized technology to process information throughout the company.  The company uses computerized record-keeping of accounts receivable invoices; client account reporting and collections; financing delivered through an on-line banking system interface;
investor distributions generated from a computerized system; and general office and accounting systems.  In addition to an overall strategic focus, AEG has implemented the Plan with the goal to assure uninterrupted service delivery to AEG'S clients and investors.

         The Plan is being managed within the AEG's Technology Task Force.  This Task Force is staffed with members from all AEG areas and includes the Manager of Information
Technology and the company's General Counsel.  Two additional members have joined the Y2K
Project:  the Chief Financial Officer of AEG and an outside systems consultant who is familiar with both AEG systems and Y2K compliance issues.  The committee meets regularly, at least monthly, with interim written communication, to assess and limit the impact of potential Y2K failures and to prepare for the consequences of the internal and external failures that could occur.

         The Plan recognizes that verification of compliance must be addressed on several levels:
the readiness of computer hardware systems, software systems and equipment containing embedded chips, the impact of third-parties related to vendors  and clients, the legal issues, the
company's financial exposure and contingency plans for failure.   All AEG systems development
and purchases within the last year have been evaluated for Y2K compliance.  Y2K indemnification and protection clauses are incorporated into contracts for new clients and client renewals.  Company exposure will be risk-assessed and ranked, and significant risks with important business partners may require additional verification.  Issues related to financial exposure are also be addressed.  It is anticipated that a test of all systems, both partition testing and fully integrated testing, will be completed by August 15.  Other IT projects have not been delayed because additional resources and staff hours have been assigned to address the issue.

         AEG has committed additional financial resources to implement the Plan.  A separate budget, in addition to the regular operating budget has been identified to implement the Plan.
Incremental amounts include the cost of the outside systems consultant and an amount for the verification of readiness for significant AEG business partners.  At this time, the incremental cost is estimated to be $25,000, with the cost will be born by the parent company, American
Equities Group, Inc.

         AEG bears some risk related to the unreadiness of third parties which would expose the
Company to the potential for loss and impairment of business processes and activities.  AEG is developing a business contingency plan to address the possibility of the failure of systems or processes and will continue to assess the level and magnitude of these risks.

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



         Date:   March 2, 1999                                  By:S/S DAVID S. GOLDBERG
                                                                David S. Goldberg
                                                                Chief Executive Officer and
                                                                Chief Financial Officer

