Form 10KSB
period 1998-12-31
AMERICAN EQUITIES INCOME FUND INC
filed 1999-12-29
CIK 1011583

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR
[  ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from____________ to________

                         Commission file number 333-2856
                                                --------

                       AMERICAN EQUITIES INCOME FUND, INC.
             (Exact Name of Registrant as Specified in its Charter)

          DELAWARE                                    22-3429295
-------------------------------                    -------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

                                 80 East Route 4
                            Paramus, New Jersey 07652
               (Address of principal executive offices) (Zip code)

        Registrant's telephone number, including area code (201) 368-5900

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

        Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for
the past 90 days. Yes    NO  X
                      ---   ---

        Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                                     ---

         The issuer's net revenues for its most recent fiscal year was $1,385,000.

         The number of shares outstanding of the registrant's Common Stock, $1.00 Par Value, as of December 20, 1999 was 1,000 shares.

         Documents incorporated by reference: None

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

American Equities Income Fund, Inc. (AEIF or "the Company") was formed in 1996 to provide asset-based financing, primarily secured with accounts receivable, to growing or emerging businesses and is authorized to have only one outstanding debt issuance. The Company is a wholly-owned, special purpose, subsidiary of American Equities Group, Inc. (AEG) which has raised funds in similar types of investment programs organized to pursue the same type of financing activities and acts as the manager for AEIF and the other subsidiaries. As compensation, AEG earns a management fee of 50% of AEIF's gross financing revenue.

AEIF primarily provides accounts receivable financing, also known as factoring. In addition, AEIF offers other types of financing including credit lines, purchase order and inventory financing, but always with accounts receivable financing as the main collateral relationship. The Company also provides accounts receivable management for its clients that may include invoicing, collection and customer credit evaluation. Businesses use these programs and services to accelerate cashflow and supply working capital without increasing debt or reducing equity.

AEIF's financing marketplace is small-to-medium sized businesses with annual sales of $500,000 to $25,000,000 seeking working capital to grow or expand. A financing program is designed to fit the business needs of an individual client, tailoring the financing relationship toward a customized solution to help the client achieve its goals. Throughout the relationship, the client's financial status and other significant issues are monitored with regular reporting to and from the client and on-going internal monitoring, and audit work is performed as necessary.

The Company seeks diversification in financing clients in order to limit credit exposure. The 1998 year-end portfolio of loans demonstrates a diversity of industry types currently enrolled in AEIF financing and includes clients in distribution, manufacturing, printing and publishing, service and other industries. Accounts are regularly analyzed for concentration within a customer or industry as well as concentration within the total AEG portfolio. Underwriting standards are thorough, with a complete evaluation of each company's industry, financial and management situation and appropriate due diligence activities. These standards minimize risk and ensure the safety and performance of the working capital.

AEIF provides for collection of regular customer accounts as well as for delinquent customer accounts, utilizing an in-house collection staff of experienced individuals trained to monitor and collect the receivables. While most delinquent collection activity is performed in-house, outside attorneys may be used for certain collection activity. If there is collateral other than accounts receivable, the value of this collateral is monitored separately, as well as evaluated as part of the total client collateral.

COMPETITION

AEIF, and all the AEG companies, compete in a financing marketplace that includes other financial services companies, banks and other types of private financing sources. AEG markets to potential clients in several ways: by using traditional marketing techniques such as advertising and trade shows, by marketing to "centers of influence" such as attorneys and accountants who are in a position to advise clients needing working capital, and by capitalizing on the Internet as a technological resource for clients seeking financing. Since AEG targets growing or emerging businesses, in many cases bank financing is not available or is available with restrictions unfavorable to the client. AEG establishes an individualized relationship with each client whereby the financing relationship is developed on a customized basis to help the client achieve their specific goals. The marketplace for the small-to-medium sized businesses that AEG targets has continued to grow and the Company believes its customized approach to financing will allow AEIF and all AEG companies to continue a pattern of growth.

POTENTIAL CONFLICTS OF INTEREST

There may exist various conflicts of interest in connection with the relationships among AEIF and the other AEG subsidiaries engaged in a similar type of activity. AEIF may compete with other affiliates for management services and for the acquisition of receivables. Also, the same legal counsel represents all AEG companies. Management believes they have sufficient staff and controls in place to be fully capable of discharging their responsibilities to all entities they have organized.

RELIANCE ON MAJOR CUSTOMER(S)

One of AEIF's largest clients owes the Company approximately $3,453,000 as of 12/20/99. This client filed for protection under Chapter 11 and a trustee was appointed to oversee the sale of the assets and continuation of the client's business. Pursuant to a Final Secured Financing Order entered by the bankruptcy court, AEG is allowed the use of its cash collateral and has been providing debtor in possession financing to enable the trustee to sell the client's plant and equipment and to outsource the client's brands. See "LEGAL PROCEEDINGS."

EMPLOYEES

As of December 1, 1999, there were twenty-eight (28) full-time employees of AEG available to work on the business of the Company, five (5) of whom are senior management and twenty-three (23) of whom are administrative employees. The loss of the services of one or more members of management could materially adversely affect the business of the Company.

ITEM 2.  DESCRIPTION OF PROPERTIES

The Company shares office space with AEG. AEG believes that the facility is adequate for its immediate and near-term needs and does not anticipate the need for significant expansion in the near future.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not currently a party to any material litigation, nor to the knowledge of management, is there any material litigation threatened or contemplated against the Company.

A financing client owes the Company approximately $3,453,000 as of December 20, 1999. The client filed for protection under Chapter 11 in November 1998 and a Trustee was appointed to oversee the sale of assets and continuation of the client's business. An agreed Final Secured Financing Order was entered by the Bankruptcy Courts on January 7, 1999 that decreed, among other things, that the American Equities Group (AEG) companies will allow the use of their cash collateral and provide debtor-in-possession financing to enable the Trustee to sell the client's plant and equipment and to outsource the client's brands. AEG has a first priority security interest in the client's inventory, accounts receivable and brands, a second lien on the client's equipment and a third lien on the client's real estate. Additionally, AEG has a personal guaranty from a principal of the client and certain of his affiliates and a stock pledge of a minority interest in another company as collateral. AEG has taken an active role in the orderly liquidation of the assets of the client in order to preserve the maximum value of the collateral. The Company has established a provision for credit losses that is an estimate of financial exposure in this situation. If additional funds are realized, their recovery will have a positive impact on the results of operations in the year that such recovery takes place. If the funds realized are less than the current projected amount, a sum greater than the current provision will be written off and additional losses will be recorded.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         No public trading market currently exists for the Company's common equity. As of December 27, 1999, the Company had one holder of record for its shares of common equity.

DIVIDEND POLICY

         The Company has never paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future, but rather intends instead to retain future earnings, if any, for reinvestment in its business. The Company has agreed not to pay dividends, or make distributions on its stock or purchase, redeem, or otherwise acquire or retire any of its stock if (a) an Event of Default exists under any of the Notes or (b) it would reasonably appear that after any such action the Company would not have sufficient funds to avoid an Event of Default within six (6) months of such action. In addition, dividends to AEG may only be paid to the extent of such retained amounts; provided, that after the payment of any dividends the Company's basis in its Receivables plus cash on hand (less any liabilities) exceeds the face amount of all Notes outstanding. Any future determination to pay cash dividends will be in compliance with the Company's contractual obligations, and otherwise at the discretion of the Board of Directors and based upon the Company's financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes appearing elsewhere in this Form 10-KSB.

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such statements relating to future events and financial performance are forward-looking statements that involve risks and uncertainties, detailed from time-to-time in the Company's various Securities and Exchange Commission filings. No assurance can be given that any such matters will be realized.

RESULTS OF OPERATIONS

For the year ended December 31, 1998 compared to the year ended December 31, 1997:

Financing Income in 1998 from AEIF's financing activity was $2,780,000, an increase of $1,360,000 or 95.8% over the 1997 income of $1,420,000. This reflects an increased portfolio of loans in diverse industries and a higher volume of financing activity due to the availability of working capital from additional investment programs. AEIF's fees and financing rates for clients are determined by contractual agreement and usually include both an accounts receivable servicing fee and a loan interest rate component. Additional sources of revenue include income earned from interest on bank balances and other miscellaneous income.

Management Fees represents the 50% of financing revenues paid to the parent company, AEG, Inc., as per the fee sharing agreement. The parent company absorbs most expenses associated with the Company's infrastructure including staff, office and related expenses. The fee in 1998 was $1,395,000, an increase of $685,000 or 96.5%, over 1997 levels of $710,000 and the increase is directly attributable to the increase in financing activity.

General and administrative expenses in 1998 paid directly by AEIF were $76,000 versus $49,000 in 1997 and the growth incurred was a result of the growth in financing activities.

The Income before interest, depreciation, amortization and provision for credit losses (EBITDA), was $1,309,000, an increase of $648,000 or 98.0% over 1997 levels of $661,000, and reflects the additional financing activity.

Interest expense in 1998, including all paid, accrued and capitalized interest, was $1,354,000, an increase of $668,000 or 97.4% over the 1997 expense of $686,000. The increase is due to additional noteholder obligations for investments received until the close of the program in third quarter 1998. Based on the options in the AEIF investment program, an investor may select to have their interest paid on a regular schedule or reinvested until the promissory note matures. Reinvested interest represents $233,000, an increase of $116,000 or 99.1% over the 1997 expense of $117,000.

Amortization expense of $466,000 represents the amortization of the note origination costs, which include commissions and fees associated with the raising of funds. This increased $239,000 or 105.3% in 1998 versus the 1997 expense of $227,000 and was incurred as additional funds were raised through the close of the program in third quarter 1998.

The Company's provision for credit losses in 1998 was $545,000, an increase of $410,000 over the 1997 provision. Over 80% of the provision is attributable to a single client where AEG is actively involved in a workout situation. During 1998, a financing client filed a voluntary Chapter 11 bankruptcy petition and the established provision represents management's estimate of AEIF's exposure in the situation.

The Net Loss in 1998 was $1,056,000, an increase of $669,000 over the 1997 loss of $387,000.

LIQUIDITY AND CAPITAL RESOURCES

AEIF raised $12,644,000 from investors in a program that opened in August 1996 and closed in August 1998. Investors were issued 12% promissory notes due September 30, 2006, with the opportunity for accelerated redemption by the noteholder on the first day of the fifth, sixth, seventh, eighth and ninth year subsequent to issuance. The notes are repayable at any time by the Company. The Company maintains a 100% record of prompt payment of interest to investors in the fund.

AEIF invested the funds raised in the note offering in finance receivables and anticipates reinvesting payments received as these receivables are repaid in additional finance receivables until such time as the notes payable mature. Under the terms of its by-laws, the Company may not issue any additional debt; therefore, as the debt matures and is repaid, the Company will have fewer assets available for reinvestment.

During 1998, financing activities provided $3,517,000 from the issuance of notes payable. Operating activities used $3,695,000 of which $2,844,000 was used to increase the outstanding finance receivables.

The Company's principal sources of liquidity have been through the funds raised through the public offering and through internally generated funds provided through the financing operation. It is anticipated that funds from operations will provide the Company with sufficient liquidity to meet its debt service and operating requirements for at least the next twelve months.

The AEIF investment program was offered with a ten-year term and profit projections were based on the utilization of the funds throughout the life of the program. Losses are projected during the early years because the cost of raising capital is paid at the beginning of a program, leaving a reduced base of working capital yet incurring investor payments based on the full investment amount. In addition, the impact of an accelerated amortization schedule records this expense during the early years instead of spreading it over the life of a program. These factors significantly impact the offering in the first half of the program. The projection of a deficit in the initial years has been anticipated and Company projections include the recovery of the cost of raising the capital during the term of the program.

YEAR 2000 COMPLIANCE

AEIF is a wholly owned subsidiary of American Equities Group, Inc. which has established an overall plan to address the Y2K compliance issue within the operations of the organization. The Y2K Compliance Plan focuses on several strategic concerns related to Y2K compliance: the ability to deliver services to customers and investors, the corporate legal liabilities, and concerns related to computer or mechanical systems failure within the organization. Appropriate resources have been applied to the project including the allocation of staff time and the hiring of an outside systems consultant. Progress is reported regularly to the senior management of the company.

AEG uses computerized technology to process information throughout the company. The company uses computerized record-keeping of accounts receivable invoices, client account reporting and collections; financing delivered through an on-line banking system interface; investor distributions generated from a computerized system; and general office and accounting systems. In addition to an overall strategic focus, AEG has implemented a Y2K Compliance Project with the goal to assure uninterrupted service delivery to AEG's clients and investors.

The Y2K Compliance Project is being managed within the Technology Task Force. This Task Force is staffed with members from all major departments and includes the Manager of Information Technology and the company's General Counsel. Two additional members have joined the Y2K Project : the Chief Financial Officer and an outside systems consultant who is familiar with both AEG systems and Y2K compliance issues. The committee meets regularly, at least monthly, with interim written communication, to assess and limit the impact of potential Y2K failures and to prepare for the consequences of the internal and external failures that could occur. The outside consultant retained by the company is writing the Y2K Compliance Plan document based on overall and company-specific issues.

The Y2K Compliance Project for all AEG companies recognizes that verification of compliance must be addressed on several levels: the readiness of computer hardware systems, software systems and equipment containing embedded chips, the impact of third-parties related to vendors and clients, the legal issues, the Company's financial exposure and contingency plans for failure. All systems development and purchases within the last year have been evaluated for Y2K compliance. Y2K indemnification and protection clauses are incorporated into contracts for new clients and client renewals. Company exposure has been risk-assessed and ranked, and significant risks with important business partners may require additional verification. The Y2K Compliance Plan includes a timetable for implementation and an estimate of any associated costs. Issues related to financial exposure will also be addressed. A test of all systems, both partition testing and fully integrated testing, has been completed successfully. Other IT projects have not been delayed because additional resources and staff hours have been assigned to address the issue.

AEG has committed additional financial resources to implement the Y2K Compliance Project. A separate budget, in addition to the regular operating budget, has been identified to implement the Plan. Incremental amounts include the cost of the outside systems consultant and an amount for the verification of readiness for significant AEG business partners. At this time, the incremental cost is estimated to be $25,000, with the cost will be born by the parent company, American Equities Group, Inc.

AEIF and all AEG companies bear some risk related to the unreadiness of third parties which would expose the Company to the potential for loss and impairment of business processes and activities. The Y2K Compliance Project has developed a business contingency plan to address the possibility of the failure of systems or processes and will continue to assess the level and magnitude of these risks.

ITEM 7.  FINANCIAL STATEMENTS



                                                                                         PAGE
                                                                                        NUMBER
                                                                                        ------
Financial Statements:

         Independent Auditors' Report                                                   F - 2

         Balance Sheets as of December 31, 1998 and 1997                                F - 4

         Statements of Operations and accumulated deficits for the
         years ended December 31, 1998 and 1997                                         F - 5

         Statements of Cash Flows for the year ended
         December 31, 1998                                                              F - 6

         Notes to the Financial Statements                                              F - 7

INDEPENDENT AUDITORS  REPORT

Board of Directors and Stockholders
American Equities Income Fund, Inc.

We have audited the accompanying balance sheet of American Equities Income Fund, Inc., as of December 31, 1998, and the related statements of operations and accumulated deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of American Equities Income Fund, Inc. as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Richard A. Eisner & Company, LLP

Florham Park, New Jersey
May 27, 1999

SPECTOR, ROTHENBERG & CO., LLP
CERTIFIED PUBLIC ACCOUNTANTS
1979 MARCUS AVENUE
LAKE SUCCESS, N.Y. 11042
TEL NO. (516) 437-3800 AND (212) 986-2626
FAX NO. (516) 437-2235

INDEPENDENT AUDITOR'S REPORT

To the Shareholders/Partners of
American Equities Income Fund
Paramus, New Jersey 07652

We have audited the accompanying balance sheet of American Equities Income Fund, LTD. as of December 31, 1997 and the related statements of income and retained earnings and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Equities Income Fund. as of December 31, 1997 and the results of its operation and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Spector, Rothenberg & Co., LLP

Lake Success, New York

April 16, 1998

AMERICAN EQUITIES INCOME FUND, INC.

BALANCE SHEETS

                                                                                                              DECEMBER 31,
                                                                                                        1998               1997
                                                                                                             (IN THOUSANDS)
   ASSETS
   Cash                                                                                            $      455          $      633
   Finance receivables, net                                                                             8,466               6,167
   Note origination costs, net                                                                          1,479               1,513
   Due from affiliates                                                                                  1,422                 141
   Other assets                                                                                                                42
                                                                                                   -----------         -----------
                                                                                                   $   11,822            $  8,496
                                                                                                       ======            ========

   LIABILITIES

   Accounts payable and accrued expenses                                                           $        3        $         21
   Escrow payable                                                                                                             411
   Notes payable                                                                                       12,994               8,401
   Due to affiliates                                                                                      227                   9
                                                                                                   -----------         -----------
                                                                                                       13,224               8,842
                                                                                                   -----------         -----------

   CAPITAL
   Common stock, $1.00 par value; authorized, issued and outstanding
      1,000 shares                                                                                          1                   1
   Additional paid-in capital                                                                              39                  39
   Accumulated deficit                                                                                 (1,442)               (386)
                                                                                                   -----------         -----------
                                                                                                       (1,402)               (346)
                                                                                                   -----------         ------------

                                                                                                    $  11,822             $ 8,496
                                                                                                    =========           =========

SEE NOTES TO FINANCIAL STATEMENTS

AMERICAN EQUITIES INCOME FUND, INC.

STATEMENTS OF OPERATIONS AND CHANGES IN ACCUMULATED DEFICIT

                                                                                                  YEAR ENDED DECEMBER 31,
                                                                                                 1998               1997
                                                                                                      (IN THOUSANDS)
Financing income                                                                               $  2,780           $ 1,420
Management fees                                                                                   1,395               710
                                                                                             ----------        ----------

Net financing income                                                                              1,385               710
General and administrative expenses                                                                  76                49
                                                                                             ----------        ----------

Income before interest, amortization and provision for credit losses                              1,309               661
                                                                                             ----------        ----------

Interest expense, including reinvested in the notes payable of
   $233 in 1998 and $117 in 1997                                                                  1,354               686
Amortization                                                                                        466               227
Provision for credit losses                                                                         545               135
                                                                                             ----------        ----------
                                                                                                  2,365             1,048
                                                                                             ----------        ----------

NET LOSS                                                                                         (1,056)             (387)

Accumulated deficit, beginning of year                                                             (386)                1
                                                                                             -----------       ----------

ACCUMULATED DEFICIT, END OF YEAR                                                               $ (1,442)           $ (386)
                                                                                               ========            ======


SEE NOTES TO FINANCIAL STATEMENTS

AMERICAN EQUITIES INCOME FUND, INC.

STATEMENTS OF CASH FLOWS

                                                                                                     YEAR ENDED DECEMBER 31,
                                                                                                     1998              1997
                                                                                                         (IN THOUSANDS)
Cash flows from operating activities:

   Net loss                                                                                      $   (1,056)          $   (387)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Amortization                                                                                      466                227
      Provision for credit losses                                                                       545                135
      Interest expense capitalized into notes payable                                                   233                117
      Changes in:
        Finance receivables                                                                          (2,844)            (5,620)
        Other assets                                                                                     42                292
        Accounts payable and accrued expenses                                                           (18)                (9)
           Due from/to affiliates                                                                    (1,063)              (241)
                                                                                                -----------        -----------

           Net cash used in operating activities                                                     (3,695)            (5,486)
                                                                                                -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of notes payable                                                                          3,517              4,672
   Escrow payable                                                                                                          195

           Net cash provided by financing activities                                                  3,517              4,867
                                                                                                -----------        -----------

NET DECREASE IN CASH                                                                                   (178)              (619)
Cash, beginning of year                                                                                 633              1,252
                                                                                                -----------        -----------

CASH, END OF YEAR                                                                                     $ 455               $633
                                                                                                      =====               ====

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                                                                       $1,122               $569

   In connection with the 1997 acquisition by the Company's Parent of the business of a customer of the Company, finance receivables of $99 became obligations of the Parent and are included in due to affiliates

SEE NOTES TO FINANCIAL STATEMENTS


AMERICAN EQUITIES INCOME FUND, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE A - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF PRESENTATION:

American Equities Income Fund, Inc. (the "Company") principally originates loans and factors receivables, generally on a recourse basis, and is a wholly owned subsidiary of American Equities Group, Inc. (the "Parent").

The 1997 financial statements have been reclassified to conform to the current year's presentation.

INCOME RECOGNITION:

The Company recognizes factoring fees when earned.

Interest income from loans is recognized using the interest method. Accrual of interest income on loans is suspended when a loan is contractually delinquent more than 90 days. Accrual is resumed when the loan becomes contractually current and past due interest income is recognized at that time. In addition, a detailed review of loans will cause earlier suspension if collection is doubtful.

CREDIT LOSSES:

Provisions for credit losses are charged to income in amounts sufficient to maintain the allowance at a level considered adequate to cover the losses on the existing portfolios of factored accounts and loans. The Company's charge-off policy is based on an account-by-account review for all factored receivables and loans.

The Company has defined the population of impaired loans to be loans in liquidation, including factored accounts. The impaired loan portfolio is primarily collateral-dependent and is individually assessed to determine that each loan's carrying value does not exceed the fair value of the related collateral or the present value of the expected future cash flows.

NOTE ORIGINATION:

Note origination costs, commissions and fees from the issuance of the notes payable are being amortized over the period from the date of issuance to the earliest date that the note holder can accelerate the maturity date of the note.

INCOME TAXES:

AMERICAN EQUITIES INCOME FUND, INC.

Beginning in 1998, the Company's results of operations were included in the Parent's consolidated federal income tax return. The provisions for income taxes have been computed on a separate company basis.

NOTE A - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

USE OF ESTIMATES:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE B - FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

Finance receivables as of December 31, 1998 and 1997 consist of the following:

                                                                         1998      1997
                                                                       -------    ------
         Collateralized loans                                          $ 3,634    $1,796
         Factored accounts receivable, primarily with
            recourse                                                     5,512     4,506
                                                                       -------     -----
            Total finance receivables                                    9,146     6,302
         Allowance for credit losses                                      (680)     (135)
                                                                          ----      ----

         Finance receivables, net                                      $ 8,466   $ 6,167
                                                                       =======   =======

The impaired loan portfolio and related allocated allowance for credit losses as of December 31, 1998 are $2,872 and $448, respectively. The average impaired loan balance for the year ended December 31, 1998 is $718. There were no impaired loans during 1997.

AMERICAN EQUITIES INCOME FUND, INC.


Changes in the allowance for credit losses were as follows:

         BALANCE AS OF DECEMBER 31, 1996
         Provision for credit losses                                   $        135
                                                                       ------------

         BALANCE AS OF DECEMBER 31, 1997                                        135
         Provision for credit losses                                            545
                                                                       ------------

         BALANCE, DECEMBER 31, 1998                                    $        680
                                                                       ============

NOTE C - FINANCING

Notes payable are collateralized by substantially all of the assets of the Company. The notes bear interest at 12% and mature between October 2006 and September 2008. However, the notes may be redeemed by the holder on January 1 following the fifth anniversary of the issue date. Interest on the notes is payable in kind at the option of each noteholder.

Escrow payable as of December 31, 1997 represents funds received from potential noteholders. During 1998, such amounts were converted into notes payable.

The annual maturities of the notes, based upon the earliest accelerated maturity date, are as follows:

                  YEAR ENDING
                  DECEMBER 31,
                  ------------
                      2001          $2,278
                      2002           6,234
                      2003           4,482

NOTE D - INCOME TAXES

The significant components of the deferred income tax asset as of December 31, 1998 and 1997 are as follows:

                                                                             1998                1997
                                                                           ---------             --------
         Deferred income tax assets:
            Net operating loss carryforwards                               $ 357                 $   100
            Allowance for credit losses                                      272                      54
                                                                             ---                      --
                                                                             629                     154
         Valuation allowance                                                (629)                   (154)
                                                                             ---                      --
           Net deferred tax asset                                       $      0                $     0
                                                                             ===                      ===

AMERICAN EQUITIES INCOME FUND, INC.

The significant components of the provision for income taxes for the years ended December 31, 1998 and 1997 are as follows:

                                                                         1998       1997
                                                                         ----       ----
             Deferred :
               Federal                                                 $   368    $   119
               State                                                       107         35
             Change in valuation allowance                                (475)      (154)
                                                                         ------    ------
               Provision for income taxes                              $     0     $    0
                                                                       ========    ======

As of December 31, 1998, the Company has net operating loss carryforwards for income tax purposes of $893 expiring through 2018.

NOTE D - INCOME TAXES (CONTINUED)

The following is the reconciliation of the federal statutory income tax rate to the Company's effective federal income tax rate for the years ended December 31, 1998 and 1997:

                                                                     1998        1997
                                                                     ----        ----
         Benefit at statutory rate                                    (34)%      (34)%
         Change in deferred tax asset valuation
           allowance                                                   34         34
                                                                       --        ---
         Effective federal income tax rate                             0 %          0  %
                                                                       ===       ====

NOTE E - RELATED PARTY TRANSACTIONS

The Parent provides all management, credit, collection and other operational services for the Company. In accordance with the management agreement, the Company pays 50% of its financing income to the Parent as compensation for the services provided.

The due from affiliates as of December 31, 1998 represents primarily prepaid management fees paid to the Parent and short-term advances to other affiliates. The due from affiliates as of December 31, 1997 and the due to affiliates as of December 31, 1998 and 1997 represent short-term advances. These advances are noninterest bearing.

Additionally, in connection with the Company issuing the notes payable, it paid the Parent fees aggregating $750 in 1996 and 1997.

AMERICAN EQUITIES INCOME FUND, INC.


NOTE F - FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and finance receivables. The Company maintains its cash in highly rated financial institutions. As of December 31, 1998, the Company had bank deposits exceeding federally insured limits by approximately $355.

As of December 31, 1998, distribution and manufacturing industries represent approximately 50% and 42% of the Company's finance receivables, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Values of Financial Instruments" ("FAS 107") requires disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practicable to estimate that value. Because no market exists for certain of the Company's assets and liabilities, fair value estimates are based upon judgements regarding credit risk, investor expectation of economic conditions, normal cost of administration and other risk characteristics, including interest rate and prepayment risk. These estimates are subjective in nature and involve uncertainties and matters of judgement which significantly affect the estimates.

Fair value estimates are based on existing balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. The tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on the fair value estimates and have not been considered in the estimates.

The following summarizes the information about the fair value of the financial instruments recorded on the Company's financial statements in accordance with FAS 107:

                                                           DECEMBER 31, 1998                 DECEMBER 31, 1997
                                                       CARRYING                          CARRYING
                                                        VALUE          FAIR VALUE         VALUE          FAIR VALUE
              Cash                                    $     455       $      455       $     633       $     633
              Finance receivable                          8,466            8,466           6,167           6,167
              Due from/to affiliates, net                 1,195            1,195             132             132
              Accounts payable and
                accrued expenses                              3                3              21              21
              Notes payable                              12,994           12,994           8,401           8,401

AMERICAN EQUITIES INCOME FUND, INC.



The methodology and assumptions utilized to estimate the fair values of the Company's financial instruments are as follows:

Cash:

The carrying amount of cash approximates fair value.

Finance receivables:

Due to the short-term nature of the asset the carrying value approximates fair value.

Due from/to affiliates, net:

Due to the short-term nature of these items, the carrying value approximates fair value.

Accounts payable and accrued expenses:

The carrying amount of accounts payable and accrued expenses approximates fair value.

Notes payable:

The Company has estimated the fair value based upon similar securities currently being offered by the Parent.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

As disclosed in the 8-K filing in November 1998, the Company engaged new independent auditors, Richard A. Eisner & Company, LLP, replacing the Company's former principal accountants, Spector, Rothenberg & Co., LLP.

In connection with the audits of the two most recent fiscal years ended (December 31, 1997 and December 31, 1996) and any subsequent interim period preceding the dismissal, there were no disagreements with Spector, Rothenberg on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, either resolved or unresolved, which disagreements if not resolved to the satisfaction of Spector, Rothenberg would have caused them to make reference in connection with their report to the subject matter of the disagreement.

The previous reports prepared by Spector, Rothenberg & Co., LLP did not contain an adverse opinion or disclaimer of opinion, and were not qualified as to uncertainty, audit scope or accounting principles.

         (THE REMAINDER OF THIS PAGE HAS BEEN INTENTIONALLY LEFT BLANK)

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
OFFICERS AND DIRECTORS

         The Company is wholly-owned by AEG. The Company's business will be managed by AEG and the Company's officers and directors. The following persons are the officers, directors and shareholders of AEG and officer and directors of the Company:

NAME                                AGE                       POSITION
----                                ---                       --------
Phillip C. Goldstick                68                        Director and Chairman of AEG
                                                              and the Company

David S. Goldberg                   39                        CEO, Secretary, Treasurer
                                                              and Director of AEG and the Company

M. Ellen Donnelly                   47                        Chief Financial Officer of AEG

J. Scott MacKay                     37                        General Counsel of AEG

Sam A. Awar                         44                        Operations Manager of AEG

         Set forth below is a brief background of the executive officers and directors of AEG:

         PHILLIP C. GOLDSTICK has served as a Director and Chairman of the Board of AEG since 1992 and of the Company since inception. Since 1975, Mr. Goldstick has served, and continues to serve, as the Chairman of G Equity Investment Group, Ltd., an NASD Broker-Dealer. Mr. Goldstick is also the Senior Partner of the Law Firm of Phillip C. Goldstick & Associates, Ltd., located in Chicago, Illinois, where he has practiced real estate, tax and corporate law for over 40 years. Mr. Goldstick received a bachelors degree from the University of Illinois
(1953) and his law degree from DePaul University (1956). Formerly, Mr. Goldstick was a member of the Illinois General Assembly, Chairman of the Gateway National Bank of Chicago, and President for the Calumet Area Industrial Commission. He also serves as a Director of the University of Illinois Foundation where he is an active member of the Investment Policy Committee. Mr. Goldstick has been elected to the Chicago Area Entrepreneurship Hall of Fame and is also a member of the Cook County, Illinois Economic Development Advisory Committee.

         DAVID S. GOLDBERG, has served as CEO, Secretary, Treasurer and a Director of the Company since its inception and of AEG since 1992. In addition,

Mr. Goldberg has served as the President of Genesis Ventures Limited since 1992 which corporation acts as consultant to companies seeking financial and marketing advice. Mr. Goldberg advises and consults with corporate clients in the areas of financial management, finance, corporate structure, marketing strategies, and corporate fund raising. Over the past 15 years, Mr. Goldberg and his affiliates have successfully arranged for over $250 million of equity financing for corporations, limited partnerships, trusts, and individuals in businesses ranging from real estate, cable television, equipment leasing, energy development and medical technology. Most of this activity was accomplished through Capital Planning Equity Corp. where Mr. Goldberg was the President and sole shareholder from 1985 to 1990. Mr. Goldberg was President of an affordable housing syndicator from 1989 through April 1993, where he raised over $20 million in investor capital. Mr. Goldberg founded and operated Capital Planning Services Inc., from 1981 to 1985, a financial planning firm and registered investment advisor. Mr. Goldberg is President and a registered principal of G Equity Investment Group, Ltd., a NASD member firm headquartered in Chicago, IL. Mr. Goldberg received his B.S. degree in management from Fairleigh
Dickinson University.

         M. ELLEN DONNELLY, has served as the Chief Financial Officer of
AEG since November 1998. Ms. Donnelly joined AEG in 1997 as its Controller.
She was appointed Chief Financial Officer of AEG in November 1998. She is responsible for several operating areas of AEG including the Financial Services
Department: accounting, financial reporting and financial planning; the Investor Services Department; and the Human Resources Department. Prior to joining AEG, Ms. Donnelly worked in financial management for several organizations. From 1990 to 1997, Ms. Donnelly served as Controller and Chief Financial Officer of NewBridge Services, Inc. During the years 1981 to 1989, she served in various financial management positions at CBS, Inc., including Director of Financial Analysis, Broadcast Group (1988 to 1989), Director of Financial Analysis, Entertainment Division (1985 to 1988), and in several Broadcast Operations financial management positions (1981 to 1985). Ms.Donnelly received her Bachelor of Arts degree from the University of Toledo (1974) and her Master of Business Administration degree in finance from Rutgers University Graduate School of Management (1981).

         J. SCOTT MACKAY, has served as General Counsel to AEG since July, 1997. From November 1992 until July, 1997, Mr. MacKay was a corporate/transactional attorney with Cuyler Burk. From 1991 to November 1992, Mr. MacKay was associated with the firm of Saiber Schlesinger Satz & Goldstein while earning an MBA degree in finance and management from Columbia Business School. Mr. MacKay was a corporate associate with Riker Danzig Scherer Hyland & Perretti from 1987 to 1990 after earning his JD degree (magna cum laude) from Rutgers University School of Law (Newark). He received an AB degree (magna cum laude) from Bowdoin College in 1984.

         SAM A. AWAR, has served as Director of Operations of AEG since February 1996. As the

Director of Operations, Mr. Awar is fully responsible for the Accounts Receivable Management area of the business. This includes the Accounts Receivable Financing, Outsourcing and Third Party Collection. Prior to joining AEG, Mr. Awar was the President of ARMC Accounts Receivable Management Consulting which specialized in startup, expansion and turnaround projects. From 1988 to 1992 Mr. Awar served as Corporate Credit and Collections Manager for a Regional Bell Operating Company. From 1981 to 1988 Mr. Awar was the Operations Manager for the largest private financial services firm specializing in accounts receivable management and collection systems development. Mr. Awar has a Bachelor of Business Administration degree (1981) and has completed one year of an MBA program Operations Research from Loyola Marymount University, Los Angeles, California. Mr. Awar is a lecturer on the topic of credit and collection at several colleges, and a member of the Bergen Community College's Banking, Credit and Finance Committee.

ITEM 10. EXECUTIVE COMPENSATION

         The Company does not pay salaries to Management. All members of management receive salaries only from AEG.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

         The following table identifies each person or entity known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock on December 20, 1999, each director of the Company and all the directors and officers of the Company as a group, and sets forth the number of shares of the Company's Common Stock beneficially owned by each such person and such group and the percentage of the shares of the Company's outstanding Common Stock owned by each such person and such group. In all cases, the named person has sole voting power and sole investment power of the securities.

                                               NUMBER OF SHARES
                                               OF COMMON STOCK           PERCENTAGE OF
NAME AND ADDRESS OF                              OF THE COMPANY          OUTSTANDING
BENEFICIAL OWNER  (1)                      BENEFICIALLY OWNED(2)      COMMON STOCK OWNED
---------------------                      ---------------------      ------------------
American Equities  Group, Inc.                        1,000                        100%

Phillip C. Goldstick(3)                                 412                       41.1%
20 N. Clark Street
Chicago, IL 60602

David S. Goldberg(4)                                    412                       41.1%






Officers and Directors                                  824                       82.2%
as a group (five
persons)(3)(4)


(1) The address of AEG and Mr. Goldberg is 80 East Route 4, Paramus, NJ 07652.

(2) As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days. Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights.

(3) Represents the indirect ownership in the Company of the Phillip C. Goldstick Revocable Trust U/A Dtd. 8/2/89 through the ownership of an aggregate of 9,006,250 shares of AEG common stock.

(4) Represents the indirect ownership in the Company of the David S. Goldberg Family Trust, an affiliate of David S. Goldberg, through the ownership of an aggregate of 9,006,250 shares of AEG common stock.

         The Company is wholly-owned by AEG and the Company has the same directors and officers as AEG.

         Other than as set forth above, the Company is not aware of any other shareholders who beneficially own, individually or as a group, 5% or more of the outstanding shares of Common Stock of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company paid a management fee of 50% of gross financing revenues to the parent company, per the management agreement, totaling $1,395,000 in 1998 and $710,000 in 1997, with the increase directly related to increased financing activity.

During 1997 and 1998, AEIF also paid $470,000 to the parent company for fees in connection with the Company issuing the notes payable.

In addition, as of 12/31/98, a balance of $1,195,00 was due to AEIF from affiliates. Subsequently, this amount was reduced to approximately $350,000 and management anticipates that this balance will be paid in full within a short period of time.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

A.       EXHIBITS

NUMBER   DESCRIPTION OF EXHIBIT
------   ----------------------
 3.1     Certificate of Incorporation of the Company.(1)

 3.2     By-Laws of the Company.(1)

 4.1     Form of 12% Promissory Note.(1)

 4.2     Form of Security Agreement by and between the Company and James E. Morris ("Morris"). (1)

 4.3     Form of Indenture of Trust, by and between the Company and Morris.(1)

10.1     Management Agreement, dated as of August 1, 1996, by and between the Company and AEG.(2)

10.2     Form of Master Purchase & Sale Agreement utilized by AEG to acquire Receivables.

10.3     Form of Master Purchase & Sale Agreement utilized by AEG to acquire Receivables of publishing clients.

10.4     Form of Master Purchase & Sale Agreement utilized by AEG in credit line transactions.

27       Financial Data Schedule (included in EDGAR Filing Only).

------------------

(1) Incorporated by reference, filed as an exhibit to the Company's Registration Statement as filed with the Securities and Exchange Commission on March 29, 1996.

(2) Incorporated by reference, filed as an exhibit to Amendment No. 5 to the Company's Registration Statement as filed with the Securities and Exchange Commission on August 26, 1996.

B.       REPORTS ON FORM 8-K.

         None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  December 23, 1999           AMERICAN EQUITIES INCOME FUND, INC.



                                 By: /s/ DAVID S. GOLDBERG
                                     --------------------------
                                     David S. Goldberg, Chief Executive Officer

         In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated


         SIGNATURES                         TITLE                           DATE
         ----------                         -----                           ----
/s/ DAVID S. GOLDBERG               Chief Executive Officer,           December 23, 1999
------------------------            Director, Treasurer and Secretary
David S. Goldberg

/s/ PHILLIP C. GOLDSTICK            Chairman of the Board              December 23, 1999
------------------------            and Director
Phillip C. Goldstick