Form 10QSB
period 1999-03-31
AMERICAN EQUITIES INCOME FUND INC
filed 1999-12-29
CIK 1011583

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECITON 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                 For the quarterly period ended: March 31, 1999

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

             For the transition period from __________ to __________

                        Commission File Number: 333-2856

                       American Equities Income Fund, Inc.

             (Exact name of registrant as specified in its charter)

          Delaware                                    22-3429295
(State of Incorporation)                      (IRS Employer Identification No.)

              East 80 Route 4, Suite 202, Paramus, New Jersey   07652
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

          ____ Yes   X  No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.

          ____ Yes  ____ No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of September 30, 1999, the Company had 1,000 shares of common stock, $1.00 par value, issued and outstanding.

                       AMERICAN EQUITIES INCOME FUND, INC.

                                      INDEX


                                                                                 Page(s)
                                                                                 -------

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements:

                  Balance Sheet as at March 31, 1999                                  3

                  Statement of Cash flows as at March 31, 1999                        4

                  Statement of Operations as at March 31, 1999                        5

                  Statement of Stockholder's Equity as at March 31, 1999              6

                  Notes to Financial Statements                                     7-8

Item 2.           Management's discussion and analysis of financial condition and
                    results of operations                                          9-10

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                  11

Item 2.           Changes in Securities                                              11

Item 3.           Defaults upon Senior Securities                                    11

Item 4.           Submission of Matters to a Vote of Security Holders                11

Item 5.           Other Information                                                  11

Item 6.           Exhibits and Reports on Form 8-K                                   11

                       AMERICAN EQUITIES INCOME FUND, INC.

                                  BALANCE SHEET

                                   (UNAUDITED)


                                                                                AS OF MARCH 31,

ASSETS                                                                          1999             1998
------                                                                          ----             ----

  Cash in bank                                                         $        517,516     $    316,604
  Finance receivables, net                                                    8,351,900        8,329,523
  Note origination costs, net                                                 1,340,459        1,625,820
  Due from affiliates                                                         1,297,860          332,147
  Other assets                                                                   25,086          262,909
                                                                       ----------------     ------------
  Total Assets                                                         $     11,532,821     $ 10,867,003
                                                                       ----------------     ------------
                                                                       ----------------     ------------
LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES:

  Accounts payable and accrued expenses                                $          4,252     $      4,315
  Escrow payable                                                                      -          165,000
  Notes payable                                                              13,058,494       10,537,123
  Due to affiliates                                                             215,959          621,843
                                                                       ----------------     ------------
                                                                             13,278,705       11,328,281
                                                                       ----------------     ------------
STOCKHOLDER'S EQUITY:

  Common stock, $1.00 par value, authorized, issued
     and outstanding 1000 shares                                                  1,000            1,000
  Additional paid in capital                                                     39,000           39,000
  Accumulated Deficit                                                        (1,785,884)        (501,278)
                                                                       ----------------     ------------
                                                                             (1,745,884)        (461,278)
                                                                       ----------------     ------------
Total Liabilities and Stockholder's Equity                             $     11,532,821     $ 10,867,003
                                                                       ----------------     ------------
                                                                       ----------------     ------------

                       AMERICAN EQUITIES INCOME FUND, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                          THREE MONTHS ENDED MARCH 31,

                                                                                1999             1998
                                                                                ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                 $    (343,864)    $   (115,398)
  Adjustments to reconcile net loss to net cash used
     by operating activities:
         Amortization                                                            138,286          116,496
         Provision for credit losses                                             125,787           34,990
         Interest expense capitalized into notes payable                          64,167           51,122
         Changes in:
           Finance receivables                                                   (11,235)      (2,197,513)
           Other assets                                                          (25,086)        (221,126)
           Accounts payable and accrued expenses                                   1,415          (16,685)
           Due to/from affiliates                                                113,432          421,697
                                                                           -------------    -------------
                  Net cash provided /(used) by operating activities               62,902       (1,926,417)
                                                                           -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Payment of note costs                                                                -         (229,270)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of notes payable                                                            -        2,085,000
  Escrow payable                                                                       -         (246,000)
                                                                           -------------    -------------
                  Net cash provided by financing activities                            -        1,839,000
                                                                           -------------    -------------
Net increase (decrease) in cash                                                   62,902         (316,687)

Cash - beginning of period                                                       454,614          633,291
                                                                           -------------    -------------
Cash - end of period                                                       $     517,516    $     316,604
                                                                           -------------    -------------
                                                                           -------------    -------------

                       AMERICAN EQUITIES INCOME FUND, INC.

                             STATEMENT OF OPERATIONS

                                   (UNAUDITED)


                                                      THREE MONTHS ENDED MARCH 31,

                                                             1999           1998
                                                             ----           ----
Financing income                                        $ 624,952      $ 632,742
Management fees                                           312,476        316,371
                                                        ---------      ---------
Net financing income                                      312,476        316,371
General and administrative expenses                         4,905          4,010
                                                        ---------      ---------
Income before interest, amortization, and provision
  for credit losses                                       307,571        312,361

Interest expense                                          390,909        275,013
Amortization                                              138,286        116,496
Provision for credit losses                               125,787         34,990
                                                        ---------      ---------
Net loss before other income                             (347,411)      (114,138)

Other income                                                3,547         (1,260)
                                                        ---------      ---------
Net loss                                                $(343,864)     $(115,398)
                                                        =========      =========

                       AMERICAN EQUITIES INCOME FUND, INC.

                        STATEMENT OF STOCKHOLDER'S EQUITY

                                   (UNAUDITED)


                                                                  Additional         Net
                                        Number                       Paid          Profit/
                                      of shares         Value     In Capital        (Loss)          Total
                                     ------------     --------    ----------     ------------   ------------
Date of incorporation                           0     $      0    $        0     $          0   $          0
(March 11, 1996)

Shares issued for cash
  March 22, 1996                            1,000     $  1,000    $   39,000     $          0   $     40,000

Accumulated profits
  as of  12/31/98                                                                $(1,442,020)   $(1,442,020)

Net loss for the three months
  ended 3/31/99                                                                  $  (343,864)   $  (343,864)
                                     ------------    ---------    -----------    ------------   ------------
                                            1,000      $ 1,000    $    39,000    $(1,785,884)   $(1,745,884)
                                     ============    =========    ===========    ============   ============

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING

Accounting records of the Company and financial statements are maintained and prepared on the accrual basis of accounting.

YEAR END

The Company's year end for financial reporting and tax purposes is December 31.

CASH EQUIVALENTS

For financial statement purposes, with respect to the Statement of Cash Flows, cash equivalents include time deposits and all highly liquid investments with original maturities of three months or less. The amount included on the Company's Statement of Cash Flows is comprised exclusively of cash.

NOTE C - STOCKHOLDERS' EQUITY

The Company is authorized to issue 1,000 shares of common stock at $1.00 par value. On March 31, 1999, there were 1,000 shares of common stock issued and outstanding.

The holders of the common stock are entitled to one vote per share on all matters to be voted on by shareholders.

NOTE D - SECURED NOTE OFFERING

On August 26, 1996, the Company commenced offering subscriptions for up to $15 million aggregate principal amount of its 12% Notes in denominations of $1,000 each, or any integral multiple thereof. The Notes bear simple interest at 12% per annum, payable interest only monthly, annually, or upon maturity, at the option of the investor, with all principal and accrued interest, if any, due on September 30, 2006. Accrued but unpaid interest will be compounded monthly at a rate of 12% per annum. The Notes may be accelerated by the Note Holders on the first day of the fifth, sixth, seventh, eighth, and ninth years upon six months written notice to the Company. The Notes will be secured by the Receivables acquired with the proceeds of the offering or funds obtained from the repayment of such Receivables or any after acquired Receivables. The Notes are prepayable in whole or in part at any time without premium or penalty.

The offering terminated on August 26, 1998. An aggregate of $ 13,058,494 principal amount of Notes, including reinvested interest, were issued as of March 31, 1999.

NOTE E - RELATED PARTY TRANSACTIONS

The Company and American Equities Group, Inc. will share the fees charged, 50% to the Company, and 50% to American Equities Group, Inc. American Equities Group, Inc. will pay overhead expenses including salaries of the Company from its portion of the fees as relates to the ongoing business of the Company, except for legal, accounting, filing fees, taxes, and other administrative expenses directly related to the Company.

NOTE F - FINANCED RECEIVABLES

The Company's policy is to record the accounts receivable it purchases from borrowers at the face amount, less the portion held back by the Company as a provision for credit losses.

At March 31, 1999, the financed receivables are as follows:


  Face Amount              $ 9,157,803
  Less:  Reserve              (805,903)
                           -------------
  Finance receivables, net $ 8,351,900
                           -------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Financial Statements and Notes appearing elsewhere in this Form 10-QSB.

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

         For the three months ended March 31, 1999 compared to the three months ended March 31, 1998, the Results of Operations for American Equities Income Fund, Inc. (AEIF or "the Company") are:

         Net Financing Income decreased slightly over the prior year, to $312,476 or by 1.2%, over the $316,371 earned for the three months ended March 31, 1998. This represents income earned from financing activities net of a 50% management fee paid to the parent company for overhead and operational expenses. General and Administrative Expenses paid directly by the Company were $4,905 versus $4,010 for the first three months of 1998. Income before interest, amortization and provision for credit losses was $307,571, an increase of 1.5%, over $312,361 for the same period in 1998. Due to the availability of increased borrowings from promissory notes, additional working capital was available for investment in financing activity. This increase was offset by the unavailability of certain working capital. At the end of 1998, a financing client filed a voluntary Chapter 11 bankruptcy petition, leaving certain AEIF funds unavailable for reinvestment activity. AEIF has established a provision for credit losses that is an estimate of financial exposure in the situation. It should be noted that the Company has taken an active role in the orderly liquidation of the assets in order to preserve the maximum value of the collateral. If additional funds are realized, their recovery will have a positive impact on AEIF's results of operations in the period that such recovery takes place. If the funds realized are less than the current projected amount, a sum greater than the current provision will be written off and additional losses will be recorded in the time period in which they occur.

         Interest expense to investors was $390,909, an increase of $115,896 or 42.1% over 1998 payments of $275,013. This increase is the result of noteholder obligations for investments received until the close of the program during third quarter 1998. A portion of the interest expense, $64,267 or 16.4%, is considered reinvested interest where investors selected the option to have their interest payment retained until the maturity of the instrument. Non-cash charges of $138,286 for Amortization and $125,787 as a Provision for Credit Losses, and Other Income of $3,547, totalled $260,526, an increase of $107,780 or 70.6% over the 1998 level of $152,746. The Company reported a Net Loss of $343,864, an increase of $228,466 over the loss for the first three months of 1998, of $115,398.

Liquidity and Capital Resources

The Company's principal sources of liquidity have been through the public offering of its 12% promissory notes and through internally-generated funds provided through the financing operation. It is anticipated that funds from operations will provide the Company with sufficient liquidity to meet its debt service and operating requirements for at least the next twelve months.

Losses are projected during the early years of the AEIF investment program because the cost of raising capital is paid at the beginning of a program, leaving a reduced base of working capital yet incurring investor payments based on the full investment amount. In addition, the impact of an accelerated amortization schedule to parallel the option of an accelerated maturity date records this expense during the early years instead of spreading it over the life of a program. The projection of a deficit in the initial years has been anticipated and Company's projections include the recovery of the cost of raising the capital during the term of the program.

Year 2000 Compliance

AEIF is a wholly-owned subsidiary of American Equities Group, Inc. (AEG) which has established an overall plan to address the Y2K compliance issue within the operations of the organization. The Y2K Compliance Plan focuses on several strategic concerns related to Y2K compliance: the ability to deliver services to customers and investors, the corporate legal liabilities, and concerns related to computer or mechanical systems failure within the organization. Appropriate resources have been applied to the project including the allocation of staff time and the hiring of an outside systems consultant. Progress is reported regularly to the senior management of the company.

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

American Equities Group has committed additional financial resources to implement the Y2K Compliance Project. A separate budget, in addition to the regular operating budget, has been identified to implement the Plan. Incremental amounts include the cost of the outside systems consultant and an amount for the verification of readiness for significant AEG business partners. At this time, the incremental cost is estimated to be $25,000, with the cost will be born by the parent company, American Equities Group, Inc.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         A financing client owes AEIF $3,067,179 as of March 31, 1999. This client filed for protection under Chapter 11 in November 1998 and a Trustee was appointed to oversee the sale of the assets and continuation of the client's business. An agreed Final Secured Financing Order was entered by the Bankruptcy Courts on January 7, 1999 that decreed, among other things, that the American Equities Group (AEG) companies will allow the use of their cash collateral and provide debtor-in-possession financing to enable the Trustee to sell the client's plant and equipment and to outsource the client's brands. AEG has a first priority security interest in the client's inventory, accounts receivable and brands, a secondary lien on the client's equipment and a third priority lien on the client's real estate. Additionally, AEG has a personal guaranty from a principal of the client and certain of his affiliates and a stock pledge of a minority interest in another company as collateral. AEG has taken an active role in the orderly liquidation of the assets of the company in order to preserve the maximum value of the collateral. AEIF has established a provision for credit losses that is an estimate of financial exposure in the situation. If additional funds are realized, their recovery will have a positive impact on operations in the year that such recovery takes place. If the funds realized are less than the current projected amount, a sum greater than the current provision will be written off and additional losses will be recorded.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

                  None.

(b)      REPORTS ON FORM 8-K

                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly cause this to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  December 27, 1999                           By: S/S DAVID S. GOLDBERG
                                                       ---------------------
                                                       David S. Goldberg
                                                       Chief Executive Officer