Form 10QSB
period 1999-06-30
AMERICAN EQUITIES INCOME FUND INC
filed 1999-12-29
CIK 1011583

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


/X/ QUARTERLY REPORT PURSUANT TO SECITON 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended:  June 30, 1999

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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



                                                                                 Page(s)
                                                                                 -------

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements:

                  Balance Sheet as at June 30, 1999                                   3

                  Statement of Cash flows as at June 30, 1999                         4

                  Statement of Operations as at June, 1999                            5

                  Statement of Stockholder's Equity as at June 30, 1999               6

                  Notes to Financial Statements                                     7-8

Item 2.           Management's discussion and analysis of financial condition and
                    results of operations                                           9-10

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                   11

Item 2.           Changes in Securities                                               11

Item 3.           Defaults upon Senior Securities                                     11

Item 4.           Submission of Matters to a Vote of Security Holders                 11

Item 5.           Other Information                                                   11

Item 6.           Exhibits and Reports on Form 8-K                                    11


                       AMERICAN EQUITIES INCOME FUND, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)



                                                             AS OF JUNE 30,
                                                      ----------------------------
ASSETS                                                        1999            1998
                                                      ------------    ------------


  Cash in bank                                        $     76,626    $    569,902
  Finance receivables, net                               8,958,180       9,248,067
  Note origination costs, net                            1,202,173       1,581,615
  Due from affiliates                                      703,198         539,559
  Other assets                                             142,740         175,451
                                                      ------------    ------------
 Total Assets                                         $ 11,082,917    $ 12,114,594
                                                      ============    ============
LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES:
  Accounts payable and accrued expenses               $      8,429    $      8,758
  Notes payable                                         13,125,974      11,501,966
  Due to affiliates                                         54,570         837,088
                                                      ------------    ------------
                                                        13,188,973      12,648,812
                                                      ------------    ------------
STOCKHOLDER'S EQUITY:
  Common stock, $1.00 par value, authorized, issued
     and outstanding 1000 shares                             1,000           1,000
  Additional paid in capital                                39,000          39,000
  Accumulated Deficit                                   (2,146,056)       (574,218)
                                                      ------------    ------------
                                                        (2,106,056)       (534,218)
                                                      ------------    ------------
Total Liabilities and Stockholder's Equity            $ 11,082,917    $ 12,114,594
                                                      ============    ============


                       AMERICAN EQUITIES INCOME FUND, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                               SIX MONTHS ENDED JUNE 30,
                                                              --------------------------
                                                                     1999           1998
                                                              -----------    -----------


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $  (704,036)   $  (188,338)
  Adjustments to reconcile net loss to net cash used
     by operating activities:
         Amortization                                             276,571        232,991
         Provision for credit losses                              273,398         53,736
         Interest expense capitalized into notes payable          131,647        106,965
         Changes in:
           Finance receivables                                   (765,126)    (3,134,803)
           Other assets                                          (142,740)      (133,668)
           Accounts payable and accrued expenses                    5,592        (12,242)
           Due to/from affiliates                                 546,706        429,530
                                                              -----------    -----------
                  Net cash used by operating activities          (377,988)    (2,645,829)
                                                              -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Payment of note costs                                              --         (301,560)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of notes payable                                          --        2,294,000
  Escrow payable                                                     --         (110,000)
                                                              -----------    -----------
                  Net cash provided by financing activities          --        2,884,000
                                                              -----------    -----------
Net increase (decrease) in cash                                  (377,988)       (63,389)

Cash--beginning of period                                         454,614        633,291
                                                              -----------    -----------
Cash--end of period                                           $    76,626    $   569,902
                                                              ===========    ===========


                       AMERICAN EQUITIES INCOME FUND, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)



                                                       SIX MONTHS ENDED JUNE 30,
                                                      --------------------------
                                                             1999           1998
                                                      -----------    -----------


Financing income                                      $ 1,252,050    $ 1,441,607
Management fees                                           625,590        720,804
                                                      -----------    -----------
Net financing income                                      626,460        720,803
General and administrative expenses                         5,166          4,299
                                                      -----------    -----------
Income before interest, amortization, and provision
  for credit losses                                       621,294        716,504

Interest expense                                          781,434        617,144
Amortization                                              276,571        232,991
Provision for credit losses                               273,398         53,736
                                                      -----------    -----------
Net loss before other income                             (710,109)      (187,367)

Other income                                                6,073           (971)
                                                      -----------    -----------
Net loss                                              $  (704,036)   $  (188,338)
                                                      ===========    ===========


                       AMERICAN EQUITIES INCOME FUND, INC.
                        STATEMENT OF STOCKHOLDER'S EQUITY
                                   (UNAUDITED)



                                                             Additional        Net
                                 Number                         Paid         Profit/
                               of shares        Value        In Capital       (Loss)         Total
                              -----------    -----------    -----------    -----------    -----------


Date of incorporation                   0    $         0    $         0    $         0    $         0
(March 11, 1996)

Shares issued for cash
  March 22, 1996                    1,000    $     1,000    $    39,000    $         0    $    40,000

Accumulated profits
  as of 12/31/98                                                           $(1,442,020)   $(1,442,020)

Net loss for the six months
  ended 6/30/99                                                            $  (704,036)   $  (704,036)
                              -----------    -----------    -----------    -----------    -----------
                                    1,000    $     1,000    $    39,000    $(2,146,056)   $(2,106,056)
                              ===========    ===========    ===========    ===========    ===========


                       AMERICAN EQUITIES INCOME FUND, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE A--FORMATION AND OPERATION OF THE COMPANY

American Equities Income Fund, Inc. (the "Company") was incorporated under the laws of the State of Delaware on March 11, 1996.

The Company is in the business of factoring accounts receivable (the "Receivables") and providing other financial services to client companies.

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE C--STOCKHOLDERS' EQUITY

The Company is authorized to issue 1,000 shares of common stock at $1.00 par value. On June 30, 1999, there were 1,000 shares of common stock issued and outstanding.

The holders of the common stock are entitled to one vote per share on all matters to be voted on by shareholders.

NOTE D--SECURED NOTE OFFERING

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

The offering terminated on August 26, 1998. An aggregate of $ 13,125,974 principal amount of Notes, including reinvested interest, were issued as of June 30, 1999.

NOTE E--RELATED PARTY TRANSACTIONS

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

NOTE F--FINANCED RECEIVABLES

The Company's policy is to record the accounts receivable it purchases from borrowers at the face amount, less the portion held back by the Company as a provision for credit losses.

At June 30, 1999, the financed receivables are as follows:




      Face Amount                        $ 9,911,694
      Less:  Reserve                        (953,514)
                                         -----------
      Finance receivables, net           $ 8,958,180
                                         ===========


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

         For the six months ended June 30, 1999 compared to the six months ended June 30, 1998, the Results of Operations for American Equities Income Fund, Inc (AEIF or "the Company") are:

         Net Financing Income decreased over the prior year, to $626,460 or by 13.1%, over the $720,803 earned for the six months ended June 30, 1998. This represents income earned from financing activities net of a 50% management fee paid to the parent company for overhead and operational expenses. General and Administrative Expenses paid directly by the Company were $5,166 versus $4,299 for the first six months of 1998. Income before interest, amortization and provision for credit losses was $621,294, an increase of 13.3%, over $716,504 for the same period in 1998. Due to the availability of increased borrowings from promissory notes, additional working capital was available for investment in financing activity. This increase was offset by the unavailability of certain working capital. At the end of 1998, a financing client filed a voluntary Chapter 11 bankruptcy petition, leaving certain AEIF funds unavailable for reinvestment activity. AEIF has established a provision for credit losses that is an estimate of financial exposure in the situation. It should be noted that the Company has taken an active role in the orderly liquidation of the assets in order to preserve the maximum value of the collateral. If additional funds are realized, their recovery will have a positive impact on AEIF's results of operations in the period that such recovery takes place. If the funds realized are less than the current projected amount, a sum greater than the current provision will be written off and additional losses will be recorded in the time period in which they occur.

         Interest expense to investors was $781,434, an increase of $164,290 or 26.6% over 1998 payments of $617,144. This increase is the result of noteholder obligations for investments received until the close of the program during third quarter 1998. A portion of the interest expense, $131,747 or 16.9%, is considered reinvested interest where investors selected the option to have their interest payment retained until the maturity of the instrument. Non-cash charges of $276,571 for Amortization, and $273,398 as a Provision for Credit Losses, and Other Income of $6,073, totalled $543,896, an increase of $256,198 or 89.1% over the 1998 level of $287,698. The Company reported a Net Loss of $704,036, an increase of $515,698 over the loss for the first six months of 1998, of $188,338.

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

Year 2000 Compliance

AEIF is a wholly-owned subsidiary of American Equities Group Inc. (AEG) which has established an overall plan to address the Y2K compliance issue within the operations of the organization. The Y2K Compliance Plan focuses on several strategic concerns related to Y2K compliance: the ability to deliver services to customers and investors, the corporate legal liabilities, and concerns related to computer or mechanical systems failure within the organization. Appropriate resources have been applied to the project including the allocation of staff time and the hiring of an outside systems consultant. Progress is reported regularly to the senior management of the company.

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

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         A financing client owes AEIF $3,201,716 as of June 30, 1999. This client filed for protection under Chapter 11 in November 1998 and a Trustee was appointed to oversee the sale of the assets and continuation of the client's business. An agreed Final Secured Financing Order was entered by the Bankruptcy Courts on January 7, 1999 that decreed, among other things, that the American Equities Group (AEG) companies will allow the use of their cash collateral and provide debtor-in-possession financing to enable the Trustee to sell the client's plant and equipment and to outsource the client's brands. AEG has a first priority security interest in the client's inventory, accounts receivable and brands, a secondary lien on the client's equipment and a third priority lien on the client's real estate. Additionally, AEG has a personal guaranty from a principal of the client and certain of his affiliates and a stock pledge of a minority interest in another company as collateral. AEG has taken an active role in the orderly liquidation of the assets of the company in order to preserve the maximum value of the collateral. AEIF has established a provision for credit losses that is an estimate of financial exposure in the situation. If additional funds are realized, their recovery will have a positive impact on operations in the year that such recovery takes place. If the funds realized are less than the current projected amount, a sum greater than the current provision will be written off and additional losses will be recorded.

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


Date:  December 27, 1999                      By:  /s/ DAVID S. GOLDBERG
                                                  -----------------------
                                                  David S. Goldberg
                                                  Chief Executive Officer