Form 10QSB
period 1999-09-30
AMERICAN EQUITIES INCOME FUND INC
filed 1999-12-29
CIK 1011583

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB



(X) QUARTERLY REPORT PURSUANT TO SECITON 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended:  September 30, 1999

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

             For the transition period from            to
                                            -----------   ----------
                        Commission File Number: 333-2856

                       American Equities Income Fund, Inc.
             (Exact name of registrant as specified in its charter)

          Delaware                                     22-3429295
(State of Incorporation)                     (IRS Employer Identification No.)

             East 80 Route 4, Suite 202, Paramus, New Jersey   07652
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

              Yes   X  No
         ----      ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.

              Yes      No
         ----      ---


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

                                                                                 Page(s)
                                                                                ----------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Balance Sheet as at September 30, 1999                                    3

           Statement of Cash flows as at September 30, 1999                          4

           Statement of Operations as at September 30, 1999                          5

           Statement of Stockholder's Equity as at September 30, 1999                6

           Notes to Financial Statements                                           7-8

Item 2.    Management's discussion and analysis of financial condition and
             results of operations                                                9-10

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                        11

Item 2.    Changes in Securities                                                    11

Item 3.    Defaults upon Senior Securities                                          11

Item 4.    Submission of Matters to a Vote of Security Holders                      11

Item 5.    Other Information                                                        11

Item 6.    Exhibits and Reports on Form 8-K                                         11

                       AMERICAN EQUITIES INCOME FUND, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)




                                                                      AS OF SEPTEMBER 30,

ASSETS                                                           1999                   1998
                                                             ------------           ------------
  Cash in bank                                               $    147,301           $  1,071,007
  Finance receivables, net                                      8,961,643              9,190,688
  Note origination costs, net                                   1,063,888              1,595,239
  Due from affiliates                                             679,013                884,114
  Other assets                                                    135,540                116,818
                                                             ------------           ------------
Total Assets                                                 $ 10,987,385           $ 12,857,866
                                                             ------------           ------------
                                                             ------------           ------------
LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES:
  Accounts payable and accrued expenses                      $     13,034           $     13,457
  Notes payable                                                13,196,141             12,929,008
  Due to affiliates                                               151,383                523,634
                                                             ------------           ------------
                                                               13,360,558             13,466,099
                                                             ------------           ------------
STOCKHOLDER'S EQUITY:
  Common stock, $1.00 par value, authorized, issued
     and outstanding 1000 shares                                    1,000                  1,000
  Additional paid in capital                                       39,000                 39,000
  Accumulated Deficit                                          (2,413,173)              (648,233)
                                                             ------------           ------------
                                                               (2,373,173)              (608,233)
                                                                                    ------------
Total Liabilities and Stockholder's Equity                   $ 10,987,385           $ 12,857,866
                                                             ------------           ------------
                                                             ------------           ------------



                       AMERICAN EQUITIES INCOME FUND, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)





                                                                          NINE MONTHS ENDED SEPTEMBER 30,

                                                                         1999                  1998
                                                                     -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           $  (971,153)          $  (262,353)
  Adjustments to reconcile net loss to net cash used
     by operating activities:
         Amortization                                                    414,857               349,487
         Provision for credit losses                                     276,902                52,565
         Interest expense capitalized into notes payable                 201,814               167,007
         Changes in:
           Finance receivables                                          (772,093)           (3,076,253)
           Other assets                                                 (135,540)              (75,034)
           Accounts payable and accrued expenses                          10,198                (7,544)
           Due to/from affiliates                                        667,702              (228,479)
                                                                     -----------           -----------
                  Net cash used by operating activities                 (307,313)           (3,080,604)
                                                                     -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Payment of note costs                                                     --                (431,680)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of notes payable                                                 --               4,361,000
  Escrow payable                                                            --                (411,000)
                                                                     -----------           -----------
                  Net cash provided by financing activities                 --               3,950,000
                                                                     -----------           -----------
Net increase (decrease) in cash                                         (307,313)              437,716

Cash - beginning of period                                               454,614               633,291
                                                                     -----------           -----------
Cash - end of period                                                 $   147,301           $ 1,071,007
                                                                     -----------           -----------
                                                                     -----------           -----------



                       AMERICAN EQUITIES INCOME FUND, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)





                                                               NINE MONTHS ENDED SEPTEMBER 30,

                                                                 1999                  1998
                                                             -----------           -----------
Financing income                                             $ 1,784,509           $ 2,255,541
Management fees                                                  891,819             1,127,770
                                                             -----------           -----------
Net financing income                                             892,690             1,127,771
General and administrative expenses                                5,466                 4,590
                                                             -----------           -----------
Income before interest, amortization, and provision
  for credit losses                                              887,224             1,123,181

Interest expense                                               1,176,175               972,821
Amortization                                                     414,857               349,487
Provision for credit losses                                      276,902                52,565
                                                             -----------           -----------
Net loss before other income                                    (980,710)             (251,692)

Other income                                                       9,557               (10,661)
                                                             -----------           -----------
Net loss                                                     $  (971,153)          $  (262,353)
                                                             -----------           -----------
                                                             -----------           -----------

                       AMERICAN EQUITIES INCOME FUND, INC.
                        STATEMENT OF STOCKHOLDER'S EQUITY
                                   (UNAUDITED)

                                                         Additional         Net
                             Number                        Paid           Profit/
                           of shares        Value        In Capital        (Loss)              Total
                           ------------   ---------     -----------    ----------------    --------------
Date of incorporation                 0     $     0      $        0       $           0    $          0
(March 11, 1996)

Shares issued for cash
  March 22, 1996                  1,000     $ 1,000      $   39,000       $           0    $     40,000

Accumulated profits
  as of 12/31/98                                                          $  (1,442,020)   $ (1,442,020)

Net loss for the nine months
  ended 9/30/99                                                           $    (971,153)   $   (971,153)
                           ------------   ---------     -----------    ----------------    --------------
                                  1,000     $ 1,000      $   39,000       $  (2,413,173)   $ (2,373,173)
                           ------------   ---------     -----------    ----------------    --------------
                           ------------   ---------     -----------    ----------------    --------------


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

NOTE C - STOCKHOLDERS' EQUITY

The Company is authorized to issue 1,000 shares of common stock at $1.00 par value. On September 30, 1999, there were 1,000 shares of common stock issued and outstanding.

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

The offering terminated on August 26, 1998. An aggregate of $ 13,196,141 principal amount of Notes, including reinvested interest, were issued as of September 30, 1999.

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

At September 30, 1999, the financed receivables are as follows:

Face Amount                  $ 9,918,661
Less:  Reserve                  (957,018)
                             -----------
Finance receivables, net     $ 8,961,643
                             -----------
                             -----------

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

         For the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998, the Results of Operations for American Equities Income Fund, Inc (AEIF or "the Company") are:

         Net Financing Income decreased over the prior year, to $892,690 or by 20.8%, over the $1,127,771 earned for the nine months ended September 30, 1998. This represents income earned from financing activities net of a 50% management fee paid to the parent company for overhead and operational expenses. General and Administrative Expenses paid directly by the Company were $5,466 versus $4,590 for the first nine months of 1998. Income before interest, amortization and provision for credit losses was $887,224, an increase of 21.0%, over $1,123,181 for the same period in 1998. While some additional capital was available due to increased borrowings from promissory notes, this increase was offset by the unavailability of certain working capital for financing activity. At the end of 1998, a financing client filed a voluntary Chapter 11 bankruptcy petition, leaving certain AEIF funds unavailable for reinvestment activity. AEIF has established a provision for credit losses that is an estimate of financial exposure in the situation. It should be noted that the Company has taken an active role in the orderly liquidation of the assets in order to preserve the maximum value of the collateral. If additional funds are realized, their recovery will have a positive impact on AEIF's results of operations in the period that such recovery takes place. If the funds realized are less than the current projected amount, a sum greater than the current provision will be written off and additional losses will be recorded in the time period in which they occur.

         Interest expense to investors was $1,176,175, an increase of $203,354 or 20.9% over 1998 levels of $972,821. This increase is the result of noteholder obligations for investments received until the close of the program during third quarter 1998. A portion of the interest expense, $201,914 or 17.2%, is considered reinvested interest where investors selected the option to have their interest payment retained until the maturity of the instrument. Non-cash charges of $414,857 for Amortization and $276,902 as a Provision for Credit Losses and Other Income of $9,557 totalled $682,202, an increase of $269,498 or 65.3% over the 1998 level of $412,713. The Company reported a Net Loss of $971,153, an increase of $708,800 over the loss for the first nine months of 1998, of $262,353.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         A financing client owes AEIF $3,221,149 as of September 30, 1999. The client filed for protection under Chapter 11 in November 1998 and a Trustee was appointed to oversee the sale of the assets and continuation of the client's business. An agreed Final Secured Financing Order was entered by the Bankruptcy Courts on January 7, 1999 that decreed, among other things, that the American Equities Group (AEG) companies will allow the use of their cash collateral and provide debtor-in-possession financing to enable the Trustee to sell the client's plant and equipment and to outsource the client's brands. AEG has a first priority security interest in the client's inventory, accounts receivable and brands, a secondary lien on the client's equipment and a third priority lien on the client's real estate. Additionally, AEG has a personal guaranty from a principal of the client and certain of his affiliates and a stock pledge of a minority interest in another company as collateral. AEG has taken an active role in the orderly liquidation of the assets of the company in order to preserve the maximum value of the collateral. AEIF has established a provision for credit losses that is an estimate of financial exposure in the situation. If additional funds are realized, their recovery will have a positive impact on operations in the year that such recovery takes place. If the funds realized are less than the current projected amount, a sum greater than the current provision will be writen off and additional losses will be recorded.

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